Form 10-K
period 1997-12-31
ELDERTRUST
filed 1998-03-31
CIK 1043236

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -----------

                                   FORM 10-K
         [xx]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from    to    .

                        Commission File Number 001-13807
                                               ---------
                                  ElderTrust
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                               23-2932973
 -------------------------------               -------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

             415 McFarlan Road, Suite 202
                  Kennett Square, PA                           19348
             ----------------------------                   ----------
                 (Address of principal                      (Zip Code)
                  executive offices)

              Registrant's telephone number, including area code:
                                (610) 925-0808

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:                      Name of each exchange on which
Common shares of beneficial interest,                    registered:
      par value $.01 per share                      New York Stock Exchange
-------------------------------------             ------------------------------


          Securities registered pursuant to Section 12(g) of the Act:
                               (Not applicable)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    No X
                                                  ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common shares of beneficial interest as of March 20, 1998 is $121,024.293. */

         The number of shares outstanding of each of the registrant's classes of common shares of beneficial interest, as of the latest practicable date is:

    Class: Common shares of beneficial interest, par value $.01 per share.

               Outstanding at March 20, 1998: 7,390,100 shares.

                     Documents Incorporated by Reference:

Parts I-III: Portions of the Company's prospectus dated January 26, 1988 contained in the Company's registration statement on Form S-11 (333-37451) relating to the Company's initial public offering.
-----------
*/ Solely for the purposes of this calculation, all trustees and executive officers of the registrant and all shareholders beneficially owning more than 5% of the registrant's common shares of beneficial interest are considered to be affiliates.

                                                 TABLE OF CONTENTS

                                                                                                            Page(s)
PART I            Item 1.     Business....................................................................      3
                  Item 2.     Properties..................................................................      3
                  Item 3.     Legal Proceedings...........................................................      3
                  Item 4.     Submission of Matters to a Vote of Security Holders.........................      3

PART II           Item 5.     Market for Registrant's Common Equity and
                              Related Stockholders Matters................................................      4
                  Item 6.     Selected Financial Data.....................................................      4
                  Item 7.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.........................................      4
                  Item 7A.    Quantitative and Qualitative Disclosures
                              About Market Risk...........................................................      4
                  Item 8.     Financial Statements and Supplementary Data.................................      4
                  Item 9.     Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure.........................................     10

PART III          Item 10.    Directors and Executive Officers of the Registrant..........................     10
                  Item 11.    Executive Compensation......................................................     10
                  Item 12.    Security Ownership of Certain Beneficial Owners
                              and Management..............................................................     10
                  Item 13.    Certain Relationships and Related Transactions..............................     11

PART IV           Item 14.    Exhibits, Financial Statement Schedules, and Reports
                              on Form 8-K.................................................................     11

SIGNATURES        ........................................................................................     12

                                    PART I

Item 1.  Business.

         ElderTrust, a Maryland real estate investment trust (together with its subsidiaries, the "Company"), was formed on September 23, 1997 to invest in healthcare-related real estate and mortgages. At December 31, 1997, the Company had no operations.

         The Company completed its initial public offering ("IPO") on January 30, 1998. The net proceeds to the Company from the IPO, after deducting underwriting discount and offering expenses, totaled approximately $116.5 million. For a description of the proposed business operations of the Company, reference is made to the discussion under the captions "Risk Factors" and "Business and Properties" in the Company's prospectus dated January 26, 1998 contained in the Company's registration statement on Form S-11 (333-37451) relating to its IPO (the "Prospectus"), which discussion is incorporated herein by reference. The Company has completed all of the initial investments described in the Company's Prospectus, except for the acquisition of one skilled nursing facility, Silverlake NRC, for which a necessary consent to the transfer of the facility to the Company was not received. Additionally, an initial draw of $900,000 under the construction loan for the Mallard Landing development project has not yet been made.

         The Company has in place a secured credit facility of up to $140 million from an affiliate of Deutsche Morgan Grenfell (the "Credit Facility"). The term of the facility is 364 days, subject to extension options. The Company currently has borrowings under the Credit Facility totaling approximately $34.1 million and additional borrowing authority of approximately $18.5 million based on the properties and other assets that currently comprise the borrowing base.

Item 2.  Properties.

         The information set forth under the caption "Business and Properties Initial Properties" in the Company's Prospectus is incorporated herein by reference. As noted above, the Silverlake NRC skilled nursing facility was not acquired because a consent necessary to the transfer of the facility to the Company was not received.

Item 3.  Legal Proceedings.

         The information set forth under the caption "Business and Properties -- Legal Proceedings" in the Company's Prospectus is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common shares of beneficial interest, par value $.01 per share (the "Common Shares") began trading on the New York Stock Exchange on January 27, 1998. As of March 20, 1998, the Company had approximately 25 holders of its outstanding Common Shares.

        On September 23, 1997, the Company was capitalized with the issuance to the Company's chief financial officer of 100 Common Shares for an aggregate purchase price of $100. The issuance of such Common Shares was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

        On July 30, 1997, ElderTrust Operating Limited Partnership (the "Operating Partnership") was capitalized with the issuance of a general partnership interest to ElderTrust Realty Group, Inc. in exchange for a capital contribution in the amount of $200 and with the issuance of a limited partnership interest to ET Partnership in exchange for a capital contribution of $200,000. The issuance of such limited partnership interests in the Operating Partnership was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

        On September 10, 1997, the Operating Partnership issued additional limited partnership interests to Messrs. Romanov and McCreary in exchange for capital contributions in the aggregate amount of $200. The issuance of such limited partnership interests in the Operating Partnership was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

Item 6.  Selected Financial Data.

        At December 31, 1997, the Company had total assets of $100 representing the consideration the Company received for the issuance of 100 Common Shares to the Company's chief financial officer in its formation on September 23, 1997. See "Financial Statements and Supplementary Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The financial statement included in this Annual Report on Form 10-K is set forth below.

Independent Auditors' Report



The Board of Trustees and Shareholder
ElderTrust:


We have audited the accompanying balance sheet of ElderTrust as of December 31, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of ElderTrust as of December 31, 1997, in conformity with generally accepted accounting principles.



                                             KPMG PEAT MARWICK LLP


Washington, DC
January 30, 1998

ELDERTRUST

Balance Sheet

December 31, 1997

------------------------------------------------------------------------------

Assets
------------------------------------------------------------------------------

   Cash                                                                $  100
------------------------------------------------------------------------------

Shareholder's equity
------------------------------------------------------------------------------

   Preferred shares of beneficial interest, $.01 par value:
       20,000,000 shares authorized; none issued or outstanding        $
                                                                            -
   Common shares of beneficial interest, $.01 par value:
       100,000,000 shares authorized; 100 issued and outstanding            1
   Additional paid-in-capital                                              99
------------------------------------------------------------------------------

   Total shareholder's equity                                          $  100
------------------------------------------------------------------------------

See accompanying notes to balance sheet.

ELDERTRUST

Notes to Balance Sheet

December 31, 1997

--------------------------------------------------------------------------------

                                   ElderTrust
                             Notes to Balance Sheet
                                December 31, 1997


   (1)   Organization

         ElderTrust was formed in the State of Maryland on September 23, 1997 and issued a total of 100 shares to the Company's chief financial officer for a total consideration of $100. The Company completed its initial public offering on January 30, 1998 pursuant to which it issued 6,957,500 shares (the "Offering"). Net proceeds to the Company prior to deducting offering expenses were approximately $116.5 million.

         The Company had no operations through December 31, 1997. The Company intends to begin operations by 1) purchasing a diversified portfolio of healthcare properties, consisting primarily of assisted living and skilled nursing facilities which will be leased back to the current owners or other third parties; 2) making construction loans collateralized by healthcare properties under construction and making term loans collateralized by healthcare properties on which construction has been recently completed, but which are still in transition to occupancy levels required under purchase/leaseback agreements; 3) acquiring a first mortgage loan secured by an unoccupied personal care facility and 4) acquiring a 95% equity interest in an entity which will acquire a second mortgage loan.


   (2)   Federal Income Taxes

         At the earliest possible date, the Company intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, upon such qualification it will not be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95 percent of its taxable income and meets certain other conditions. The Company may, however, be subject to state or local taxation in various jurisdictions.


   (3)   Planned Transactions

         The Company intends to contribute the proceeds of the Offering to an operating partnership in exchange for the sole general partner interest and a majority limited partner interest. The operating partnership expects to use the contributions from the Company and borrowings under a proposed credit facility to purchase 21 healthcare properties for an aggregate cost of $155.6 million and to fund construction and term loans on nine healthcare properties with an aggregate balance of $34.8 million. In addition, the Company expects to make a $5.6 million loan to ET Capital Corp. ("ET Capital") and expects to invest an additional $1.8 million to acquire a 95%, nonvoting equity interest in ET Capital. ET Capital expects to use the proceeds from the loan and the contributed capital from the Company and the Company's chief executive officer to purchase a $7.5 million working capital term note from Genesis Health Ventures, Inc. ("Genesis"), which is secured by a second lien on 11 skilled nursing facilities and related accounts receivable and other working capital assets. The Company also expects to acqure a $800,000 first mortgage note from Genesis. Thirteen of the properties to be purchased with an aggregate cost of $93.4 million are owned by Genesis and will be leased back to affiliates of Genesis or to third parties under long-term operating leases. A construction loan of approximately $2.0 million will be purchased from Genesis. Affiliates of Genesis will be the borrowers on seven of the nine construction and term loans, and Genesis manages the properties securing the working capital term note. The Chairman and chief executive officer of Genesis is chairman of the board of trustees of the Company.

--------------------------------------------------------------------------------

   (3)   Continued

         The operating partnership has agreements to purchase the properties and to purchase or make the construction, term and first and second mortgage loans, subject to certain terms and conditions, including, among other things, successful completion of the Offering and obtaining a credit facility. The Company has obtained a commitment from an affiliate of a commercial bank for a secured credit facility which would be used to pay a portion of the purchase price of the properties and to fund the construction and term loans and which would be available for working capital needs and other general corporate purposes. Management believes that the Company will be able to obtain sufficient credit on acceptable terms.

         The Company has agreed to reimburse actual costs incurred on its behalf by Genesis upon consummation of the Offering. These costs relate to organizing the Company, negotiating property acquisitions, performing due diligence related to the properties, performing corporate work in contemplation of the Offering, and preparing the registration statement. This amount is estimated to be approximately $3.0 million and will be payable upon the closing of the Offering from the proceeds of the Offering.

         The Company and Genesis plan to enter into an agreement for a period of three years from the closing of the Offering (subject to annual renewal), pursuant to which Genesis has granted the Company a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facility which Genesis determines to sell and leaseback (other than sale/leaseback transactions with commercial banking institutions). The agreement also would provide the Company with (i) a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis and (ii) a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities currently owned by Genesis. The Company intends to provide Genesis with a first right of refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by the developing or selling company or an affiliate thereof.

   (4)   Employee Benefit Plans and Related Matters

         The Company's board of trustees intends to adopt a share option and incentive plan. The Company has reserved 9.9% of the total number of common shares and operating partnership units outstanding from time to time for issuance under the share option and incentive plan. As of the effective date of the Offering, the Company intends to grant options to purchase 497,500 shares. Of these options, 150,000 will vest immediately, and the remainder will vest over three to five years. The Company intends to adopt the intrinsic value approach to accounting for share-based compensation.

         The Company's president and chief executive officer and its chief financial officer were issued limited partnership interests in the operating partnership in consideration for services rendered in connection with the formation of the Company. It is anticipated that the operating partnership will issue 130,750 limited partnership units in respect of these interests at the time of the Offering. The operating partnership will recognize compensation expense equal to the estimated fair market value of the units awarded which will be reported in the Company's statement of operations upon completion of the Offering. These units are redeemable beginning fourteen months after completion of the Offering for either cash or, at the option of the Company, common shares on a one-for-one basis.

   (4)   Continued

         The Company will enter into an employment agreement with its president and chief executive officer upon consummation of the Offering. The agreement will have an initial term of three years, subject to automatic renewal for subsequent two year terms, and will cover matters including compensation, disability and termination. The agreement will also contain provisions which are intended to limit the president from competing with the Company throughout the term of the agreement and for a period of two years thereafter.

         The Company will also enter into a non-competition agreement with the chairman of the board of trustees. The agreement will be in effect during the period that he serves as chairman.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information set forth under the caption "Management -- Trustees, Trustee Nominees and Executive Officers" in the Company's Prospectus is incorporated herein by reference.

Item 11.  Executive Compensation.

        The information set forth under the captions "Management -- Compensation of the Board of Trustees," "1998 Share Option and Incentive Plan," "Employment and Non-Competition Agreements" and "Incentive
Compensation" in the Company's Prospectus is incorporated herein by reference.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 20, 1998 regarding the beneficial ownership of Common Shares (or Common Shares for which units of beneficial interest ("Units") in the Operating Partnership are exchangeable) by (i) each trustee of the Company, (ii) each executive officer of the Company, (iii) all trustees and executive officers of the Company as a group, and (iv) each person or entity which is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Shares. Except as indicated below, all of such Common Shares are owned directly, and the indicated person or entity has sole voting and investment power.

                                                  Number of Shares and Units     Percentage of All
                                                   Beneficially owned After      Common Shares        Percent of All
                                                         the Offering                 and                Common
Name of Beneficial Owner (1)                      --------------------------         Units              Shares (2)
----------------------------                                                    -----------------     --------------
Michael R. Walker................................          265,625(3)                 3.4%                 3.5%
Edward B. Romanov, Jr............................          606,350(4)                 7.7                  7.9
Kent P. Dauten...................................          102,500(3)                 1.3                  1.4
Rodman W. Moorhead, III..........................           27,500                    *                    *
Timothy T. Weglicki..............................            2,500                    *                    *
D. Lee McCreary, Jr..............................           24,200                    *                    *
All trustees and  executive  officers as a group.
    (6 persons)..................................        1,028,675(3)(4)             13.1%                13.7%

-------------
*      Less than 1%.

(1) Address: c/o ElderTrust, 415 McFarlan Road, Suite 202, Kennett Square, Pennsylvania 19348.

(2) Assumes that all Units held by the person are presented to the Operating Partnership for redemption and acquired by the Company for Common Shares. The total number of Common Shares outstanding used in calculating the percentage assumes that none of the Units held by other persons are similarly acquired for Common Shares.

(3) Excludes the indirect interests of Messrs. Walker and Dauten as shareholders of Senior LifeChoice Corp. in 165,850 Units that are owned by that entity.

(4) Includes presently exercisable options for 150,000 Common Shares.

Item 13.  Certain Relationships and Related Transactions.

        The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Prospectus is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) List of documents filed as part of Form 10-K.

             (1)  Financial Statements:

                  Balance Sheet -- December 31, 1997.

                  Notes to Balance Sheet.

                  Report of Independent Auditors.

             (2)  Financial Statements Schedules:

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or are included in the consolidated balance sheet.

             (3) Exhibits:

                  The exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits on pages 13 to 14 and are incorporated by reference herein.

        (b) Reports on Form 8-K.

              None.

        (c)   Exhibits.

              The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

        (d)   Financial Statement Schedules.

              Not applicable.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ELDERTRUST
                                    ----------------------------------------
                                           Registrant



                                    By:/s/ Edward B. Romanov, Jr.
                                       -------------------------------------
                                           Edward B. Romanov, Jr.
                                           President and Chief Executive Officer

                                           March 30, 1998
                                       -------------------------------------
                                                                     Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Edward B. Rommanov, Jr.                                March 30, 1998
By:----------------------------------                     ----------------------
    Edward B. Romanov, Jr.                                           Date
    President, Chief Executive Officer and Trustee
    (Principal Executive Officer)

    /s/ D.Lee McCreary, Jr.                                      March 30, 1998
By:----------------------------------                     ----------------------
    D. Lee McCreary, Jr.                                             Date
    Vice President and Chief Financial Officer
    (Principal Financial and Principal Accounting Officer)

    /s/ Michael R. Walker                                      March 30, 1998
By:----------------------------------                     ----------------------
    Michael R. Walker                                                Date
    Chairman of the Board

    /s/ Kent P. Dauten                                         March 30, 1998
By:----------------------------------                     ----------------------
    Kent P. Dauten                                                   Date
    Trustee

    /s/ Rodman W. Moorhead, III                                March 30, 1998
By:----------------------------------                     ----------------------
    Rodman W. Moorhead, III                                          Date
    Trustee

    /s/ Timothy T. Weglicki                                    March 30, 1998
By:----------------------------------                     ----------------------
    Timothy T. Weglicki                                              Date
    Trustee

                                             INDEX TO EXHIBITS

                                                                                                 Page (by
                                                                                                Sequential
Exhibit                                                                                          Numbering
Number                                       Identity of Exhibit                                  System)
-------                                      -------------------                                ----------
  3.1                       Amended and Restated Declaration of Trust of the Company

  3.2                       Amended and Restated Bylaws of the Company

 10.1                      Second Amended and Restated Agreement of Limited Partnership
                           of the Operating Partnership

 10.2                      Registration Rights Agreement between the Company and the
                           persons named therein

+10.3                      1998 Share Option and Incentive Plan

+10.4(1)                   Subscription Agreement between the Company and Edward B.
                           Romanov, Jr. dated as of October 8, 1997

+10.5                      Employment Agreement between the Company and Edward B.
                           Romanov, Jr.

+10.6                      Non-Competition Agreement between the Company and Michael R.
                           Walker

+10.7(1)                   Form of Indemnification Agreement between the Company and
                           each of its officers and trustees

 10.8(1)                   Form of Asset Transfer Agreement between the Operating
                           Partnership and Genesis Health Ventures, Inc. ("Genesis
                           Health Ventures") (Heritage Woods, Willowbrook, Riverview
                           Ridge, Pleasant View, Rittenhouse, Lopatcong, Phillipsburg,
                           Wayne, POB 1, Lacey Bank Building, Belvedere, Chapel Manor
                           and Pennsburg Manor)

 10.9(1)                   Plan of Asset Transfer and Contribution Agreement between
                           the Operating Partnership and Senior LifeChoice dated as of
                           September 25, 1997

 10.10(1)                  Form of Asset Transfer Agreement between Operating
                           Partnership and certain limited partners in Senior
                           LifeChoice of Paoli, L.P. and Senior LifeChoice of
                           Kimberton, L.P. who are selling partnership interests for
                           cash

 10.11(1)                  Plan of Asset Transfer and Contribution Agreement among the
                           Operating Partnership, GHV Associates and the partners in
                           GHV Associates dated as of September 25, 1997

 10.12(1)                  Plan of Asset Transfer and Contribution Agreement

                           among the Operating Partnership and certain partners in Salisbury Medical Office Building General Partnership dated as of September 25, 1997

 10.13(1)                  Form of Asset Transfer Agreement between the Operating
                           Partnership and certain parties in Salisbury Medical Office
                           Building General Partnership who are selling partnership
                           interests for cash

 10.14.1(1)                Form of Term Loan Agreement (Mifflin and Coquina Center
                           (Genesis))

 10.14.2(1)                Form of Secured Note (Mifflin and Coquina Center (Genesis))

 10.14.3(1)                Form of Mortgage and Security Agreement (Mifflin and Coquina
                           Center (Genesis))

 10.14.4(1)                Form of Assignment of Rents and Leases (Mifflin and Coquina
                           Center (Genesis))

 10.14.5(1)                Form of Collateral Assignment of Agreements Affecting Real
                           Estate (Mifflin and Coquina Center (Genesis))

 10.14.6(1)                Form of Guaranty and Suretyship Agreement (Mifflin and
                           Coquina Center (Genesis))

 10.15.1(1)                Form of Construction Loan Agreement (Oaks (Genesis))

 10.15.2(1)                Form of Secured Note (Oaks (Genesis))

 10.15.3(1)                Form of Mortgage and Security Agreement (Oaks (Genesis))

 10.15.4(1)                Form of Assignment of Rents and Leases (Oaks (Genesis))

 10.15.5(1)                Form of Collateral Assignment of Agreements Affecting Real
                           Estate (Oaks (Genesis))

 10.15.6(1)                Form of Guaranty and Suretyship Agreement (Oaks (Genesis))

 10.16(1)                  Form of Assignment and Assumption Agreement between the
                           Operating Partnership and Genesis (Montchanin Construction
                           Loan)

 10.17(1)                  Form of Construction Loan Commitment between the Operating
                           Partnership and Genesis

 10.18(1)                  Form of Assignment and Assumption Agreement Between the
                           Operating Partnership and Genesis (Penn Mortgage)

10.19.1                    Assignment and Assumption Agreement between ET Capital Corp.
                           and Genesis (Florida Facilities Note)

10.19.2                    Amendment of Working Capital Loan and Security Agreement
                           among ET Capital Corp., Genesis and the Age Institute of
                           Florida

10.19.3                    Intercreditor Agreement among ET Capital Corp., Genesis and the Age Institute of Florida

10.20                      Right of First Refusal Agreement between the Operating
                           Partnership and Genesis

10.21                      Option Agreement to purchase Holton Point facility between the Operating Partnership and Genesis

10.22(1)                   Form of Minimum Rent lease between the Operating Partnership and Genesis (Heritage Woods, Highgate at Paoli Pointe,
                           Rittenhouse, Lopatcong, Phillipsburg and Wayne)

10.23(1)                   Form of Percentage Rent Lease between the Operating
                           Partnership and Genesis (Willowbrook, Riverview Ridge and
                           Pleasant View)

10.24(1)                   Form of Fixed Rent Lease between the Operating Partnership and Genesis (Salisbury Medical Office Building, Windsor
                           Office Building and Windsor Clinic ant Training Facility)

10.25                      Credit Facility

10.26                      Cross Indemnification and Contribution Agreement between the
                           Company and Genesis

21                         Subsidiaries of the Company

27                         Financial Data Schedule

99(2)                      The Company's Prospectus dated January 26, 1998

--------------

+  Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the Company's Form S-11 Registration Statement (331-37451)

(2) Incorporated by reference to the Company's Prospectus dated January 26, 1998 filed pursuant to Rule 424(b)(4)