Form 10-Q
period 1998-03-31
ELDERTRUST
filed 1998-05-14
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period From _____ to _____

Commission File Number:  001-13807

                                   ElderTrust
       (Exact name of registrant as specified in its declaration of trust)


            Maryland                                    23-2932973
   (State or other jurisdiction)            (I.R.S. Employer Identification No.)
of incorporation or organization)

      101 East State Street, Suite 100, Kennett Square, Pennsylvania 19348
                    (Address of principal executive offices)
                                   (zip code)

                                 (610) 925-4200
              (Registrant's telephone number, including area code)

        415 McFarlan Road, Suite 202, Kennett Square, Pennsylvania 19348
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X         No
                              -----          -----

                                    7,392,600
               (Outstanding shares of the issuer's common shares,
                 $0.01 par value per share, as of May 12, 1998)

                                   ELDERTRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997.....................................   3

              Consolidated Statement of Operations for the period
              from January 30, 1998 to March 31, 1998...................   4

              Consolidated Statement of Cash Flows
              for the period from January 30, 1998 to March 31, 1998....   5

              Notes to Consolidated Financial Statements................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................  16

Signatures..............................................................  17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ELDERTRUST
                           CONSOLIDATED BALANCE SHEETS
              (dollars amounts in thousands, except share amounts)

                                                                     March 31, 1998           December 31, 1997
                                                                      (Unaudited)                  (Note)
ASSETS

Real estate properties, at cost                                          $151,389                    --
Less - accumulated depreciation                                              (738)                   --
                                                                         --------                 -----
       Net real estate properties                                         150,651                    --
Real estate loans receivable                                               37,900                    --
Cash and  cash equivalents                                                  2,079                    --
Accounts receivable                                                         1,316                    --
Prepaid expenses                                                              258                    --
Investment in and advances to unconsolidated entities                       7,402                    --
Other assets, net of accumulated
   amortization and depreciation of $49                                     3,413                    --
                                                                         --------                 -----
       Total assets                                                      $203,019                    --
                                                                         ========                 =====
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank Credit Facility borrowings                                           $34,110                    --
Accounts payable and accrued expenses                                       4,053                    --
Mortgages payable                                                          36,874                    --
Other liabilities                                                           2,544                    --
                                                                         --------                 -----
       Total liabilities                                                   77,581                    --

Minority interest                                                           8,588                    --

SHAREHOLDERS' EQUITY

Preferred shares, $.01 par value; 20,000,000 shares
   authorized; none outstanding
Common shares, $.01 par value; 100,000,000 shares
   authorized; 7,390,100 shares issued and outstanding                         74                    --
Capital in excess of par value                                            118,130                    --
Cumulative deficit                                                         (1,354)                   --
                                                                         --------                 -----
       Total shareholders' equity                                         116,850                    --
                                                                         --------                 -----
       Total liabilities and shareholders' equity                        $203,019                    --
                                                                         ========                 =====

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 PERIOD FROM JANUARY 30, 1998 TO MARCH 31, 1998
         (unaudited and dollars in thousands, except per share amounts)

Revenues:
     Rental revenues                                                  $ 2,420
     Interest                                                             549
     Other income                                                         261
                                                                      -------
     Total revenues                                                     3,230

Expenses:
     Property operating expenses                                          150
     Interest expense                                                     779
     Depreciation and amortization                                        743
     General and administrative                                           379
     Start-up expenses                                                  2,617
                                                                      -------
          Total expenses                                                4,668

Net loss before equity in loss of
  unconsolidated investments and minority interest                     (1,438)

Equity in loss of unconsolidated investments                               (4)
Minority interest                                                          88
                                                                      -------

Net loss                                                              ($1,354)
                                                                      =======

Basic and diluted weighted average number of shares outstanding (1)     7,390
                                                                      =======

Net loss per share - basic and diluted                                 ($0.18)
                                                                      =======

(1) Options to purchase 504,000 common shares of beneficial interest were outstanding during the first quarter of 1998 but were not included in the computation of diluted net loss per share because the exercise price of the options was greater than the average market price of the shares. The options expire on January 30, 2008.

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 PERIOD FROM JANUARY 30, 1998 TO MARCH 31, 1998
                      (unaudited and dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         ($1,354)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                        787
     Non-cash charges                                                   2,018
     Other                                                                (85)
     Net changes in assets and liabilities:
     Accounts receivable and prepaid expenses                          (1,507)
     Accounts payable and accrued expenses                              4,053
     Other assets and liabilities                                       2,612
                                                                     --------
     Net cash provided by operating activities                          6,524

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                 (103,882)
     Investment in real estate mortgages and development funding      (37,900)
     Investment in unconsolidated entities                             (7,406)
     Other                                                             (3,322)
                                                                     --------
     Net cash used in investing activities                           (152,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs
         of $11,218                                                   114,217
     Loan origination costs                                              (140)
     Borrowings under Bank Credit Facility                             34,110
     Principal payments on mortgage loans                                (122)
                                                                     --------
     Net cash provided by financing activities                        148,065

Net increase in cash and cash equivalents                               2,079
Cash and cash equivalents, beginning of operations                          0

                                                                     --------
Cash and cash equivalents, end of period                              $ 2,079
                                                                     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                    $   526
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Note receivable relating to officer stock purchase               $ 3,600
     Assumption of debts payable for acquisition of real
         estate properties                                             34,094
     Assumed debt valued at market interest rates                       2,902
     Shares and units issued for the acquisition of
         real estate properties                                        10,511

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)


1.  Organization and Operations

ElderTrust was formed in the State of Maryland on September 23, 1997 and issued a total of 100 shares to the Company's chief financial officer for a total consideration of $100. The Company completed its initial public offering on January 30, 1998 (the "IPO") pursuant to which it issued 6,957,500 common shares. Net proceeds to the Company were approximately $114.2 million.

The Company had no operations prior to January 30, 1998. At March 31, 1998, the Company's total assets consisted primarily of (i) a diversified portfolio of 20 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $9.6 million collateralized by healthcare properties under construction, (iii) term loans totaling $27.5 million collateralized by healthcare properties on which construction has been recently completed but which are still in transition to occupancy levels required under purchase/leaseback agreements, (iv) an $800,000 first mortgage loan secured by an unoccupied personal care facility and (v) a 95% equity interest in an entity which acquired a $7.5 million second mortgage loan. The Company also has made loan commitments totaling $44.7 million to finance the development or expansion of additional assisted living facilities.

Contemporaneously with the closing of the IPO, the Company entered into a $140 million bank credit facility (the "Bank Credit Facility") from a group of banks led by an affiliate of Deutsche Bank. The term of the Bank Credit Facility is 364 days, subject to extension. The Company intends to use the Bank Credit Facility principally to fund growth opportunities and for working capital purposes. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with a number of financial and other covenants.

2.  Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company include all the accounts of the Company, its 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"), and the Operating Partnership's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited, however, the financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statement and the notes thereto for the year ended December 31, 1997 included in the Company's 1997 Form 10-K.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for building and improvements and seven years for machinery and equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (continued)
                                  (unaudited)


Federal Income Taxes

The Company has elected to seek qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable period ending December 31, 1998. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Leases and Rental Income

Real estate properties are leased to operators primarily on a long term net lease basis. Lease payments are recognized as revenue as earned. Certain of the leases provide for scheduled annual rent increases. The Company reports base rental revenue, on these leases, straight-line over the terms of the respective leases. The Company records an unbilled rent receivable representing the amount that the straight-line rental revenue exceeds rent collectible under the lease agreements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the addition of weighted average common shares and common share equivalents outstanding.

3.  Real Estate Properties and Loans Receivable

As of March 31, 1998, the Company had investments in 20 leased healthcare-related real estate properties totaling $151.4 million which are leased to operators. In addition, the Company has made 10 loans secured by healthcare-related real estate properties and construction-in-progress.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (continued)
                                   (unaudited)


A reconciliation of the cost of real estate properties as of January 30, 1998 and the amount recorded is as follows (dollars in thousands):

                                                               Adjustments and
                                                              Costs Capitalized
                                            Cost at             Subsequent to      Recorded Cost at
          Property Name                 January 30,1998        Acquisition (1)      March 31, 1998
          -------------                 ---------------        ---------------      --------------
Initial Properties:
-------------------
Heritage Woods                           $  11,536                 $  936              $  12,472
Willowbrook                                  5,894                    542                  6,436
Riverview Ridge                              5,720                    837                  6,557
Highgate at Paoli Pointe                    10,978                    302                 11,280
The Woodbridge                              11,474                  1,845                 13,319
Pleasant View                                3,742                    332                  4,074
Rittenhouse CC                               8,855                    995                  9,850
Lopatcong CC                                13,778                  1,117                 14,895
Phillipsburg CC                              6,266                    514                  6,780
Wayne NRC                                    6,065                    520                  6,585
Belvedere NRC                               10,413                  1,379                 11,792
Chapel Manor NRC                            11,334                    971                 12,305
Harston Hall NCH                             7,300                    535                  7,835
Pennsburg NRC                               10,000                    913                 10,913
Professional Off. Bldg 1                     4,000                    385                  4,385
DCMH Med. Off. Bldg.                         7,923                    210                  8,133
Salisbury Med. Off. Bldg.                    1,307                     46                  1,353
Windsor Off. Bldg.                             313                     13                    326
Windsor Clinic/Trg.Fac.                      1,438                     36                  1,474
Lacey Branch Off. Bldg.                        545                     80                    625
                                        ----------              ---------             ----------
                             Total      $  138,881              $  12,508             $  151,389
                                        ==========              =========             ==========

(1) Includes legal fees, title insurance, transfer taxes, recording costs, due diligence costs and other acquisition costs. Adjustments also include market interest rate adjustments on assumed debt and subsequent capital expenditures.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (continued)
                                   (unaudited)


A reconciliation of loans and mortgages are as follows (dollars in thousands):

                                                          Balance at               Balance at
      Loan or Mortgage            Interest Rate        January 30, 1998          March 31, 1998
      ----------------            -------------        ----------------          --------------
Harbor Place  (1)                       9.5%               $  4,728                 $  4,828
Mifflin                                 9.5%                  5,164                    5,164
Coquina Center                          9.5%                  4,577                    4,577
Lehigh                                 10.5%                  6,665                    6,665
Berkshire                              10.5%                  6,269                    6,269
Oaks                                    9.0%                  1,500                    1,500
Montchanin (1)                         10.5%                  2,000                    5,097
Mallard Landing (2)                    15.0%                    900                        0
Sanatoga                               10.5%                  3,000                    3,000
Penn Mortgage                          10.25%                   800                      800
                                                           --------                 --------
                        Total                              $ 35,603                 $ 37,900
                                                           ========                 ========

(1) Includes subsequent advances.
(2) Loan did not close and fund until April 15, 1998.

4.  Bank Credit Facility Borrowings

Concurrent with the IPO, the Company entered into a $140 million Bank Credit Facility. The Bank Credit Facility will enable the Company to borrow funds at floating rates based on a spread over LIBOR, as determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The spread ranges from 1.50% to 1.80% over LIBOR. At March 31, 1998, the spread was 1.80%, for a total rate of 7.47%.

The Bank Credit Facility includes a letter of credit facility, with $1 million outstanding as of March 31, 1998. In general, the maximum letters of credit outstanding is $4.5 million, subject to certain other constraints and conditions.

The Bank Credit Facility contains various financial and other covenants including but not limited to, minimum equity value, minimum tangible net worth, total leverage ratio and minimum interest coverage ratio. The balance outstanding under the Bank Credit Facility as of March 31, 1998 was $34.1 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (continued)
                                   (unaudited)


5.  Mortgages Payable

As part of the acquisition price paid for certain of the real estate properties, the Company assumed certain mortgages to which the acquired properties were subject. Due in large part to the significant decrease in long-term interest rates since these mortgages were first incurred by the original borrower, the interest rates on these mortgages are above the amounts that would have been incurred under market borrowing rates in effect on the purchase date. In accordance with GAAP, the recorded purchase price and acquisition debt incurred have been adjusted to reflect these obligations at a market rate of 7.81% at date of acquisition. The face amount and recorded amount of these obligations is as follows (dollars in thousands):

                               Stated          Stated Debt       Interest Rate       Adjusted Debt          Balance at
      Property             Interest Rate         Amount            Adjustment           Amount             March 31,1998
      --------             -------------       -----------       -------------       -------------         -------------
The Woodbridge
  Bonds due 2005                8.00%         $    885            $    13            $    898               $    898
  Bonds due 2025                8.50%            9,060              1,724              10,784                 10,774
Belvedere NRC/Chapel NRC       11.00%           11,251                287              11,538                 11,434
Highgate at Paoli
  Pointe Series A Bonds         8.05%            9,680                602              10,282                 10,278
Riverview Ridge                 9.00%            2,724                257               2,981                  2,978
Lacey Branch Off. Bldg.         8.25%              494                 19                 513                    512
                                              --------            -------            --------               --------
     Total                                    $ 34,094            $ 2,902            $ 36,996               $ 36,874
                                              ========            =======            ========               ========

6.  Share Option and Incentive Plan

The Company has established the 1998 share option and incentive plan for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the plan at March 31, 1998. In conjunction with the IPO, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (continued)
                                   (unaudited)


7.  Investment in and Advances to Unconsolidated Entities

Upon completion of the IPO, an unconsolidated entity, ET Capital Corp., purchased a $7.5 million working capital term note. ET Capital Corp. borrowed 75% of the funds to purchase the working capital term note from the Company and issued a $5.625 million demand promissory note in favor of the Company (the "Note"). The Note bears interest at 12% with interest only payable quarterly until the Note is paid in full. Ninety-five percent of the remaining funds required to purchase the working capital term note were contributed by the Company to ET Capital Corp. for a 95% nonvoting equity interest in ET Capital Corp. The Company's President and Chief Executive Officer holds the voting interest in ET Capital Corp. The Company's investment in ET Capital Corp. at March 31, 1998 was as follows (dollars in thousands):

Equity investment in ET Capital Corp.                          $1,777
Note receivable from ET Capital Corp.                           5,625
                                                               ------
        Total                                                  $7,402
                                                               ======

8.  Relationship with Genesis Health Ventures, Inc.

Approximately 45.7% of the Company's total assets at March 31, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis Health Ventures, Inc. ("Genesis"), the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's initial properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael R. Walker serves as Chairman of the Board of Genesis and of the Company.

9.  Related Party Transactions

In connection with the IPO, the Company issued and sold to Edward B. Romanov, Jr., the Company's President and Chief Executive Officer, 200,000 common shares in a private placement at a per share purchase price equal to the initial offering price of $18.00 per share. Mr. Romanov paid for the shares with a 10-year recourse promissory note, with interest only payable until maturity at an annual rate of 7%.


10.  Subsequent Event

On April 10, 1998, the Board of Trustees declared an initial distribution of $0.243 per share for the period January 30, 1998 through March 31, 1998. The distribution will be paid on or about May 15, 1998 to shareholders of record on May 1, 1998, and is based upon the anticipated initial regular per share quarterly distribution rate of $0.365 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company's business, revenues, prospects, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include, among other risks and uncertainties, the financial condition of lessees and borrowers, factors affecting the healthcare industry generally, development and construction risks, competitive market conditions, occupancy levels at facilities with percentage rent leases, the strength of the real estate markets in which the Company's properties are located, general economic conditions, interest rates and capital market conditions. The Company discusses such risks in detail in its 1997 Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company was formed in Maryland on September 23, 1997, and intends to make an election and to qualify under the Internal Revenue Code of 1986, as amended (the "Code") as a real estate investment trust ("REIT") commencing with its taxable year ending December 31, 1998.

Substantially all of the Company's revenues are derived from: (i) rents received under leases of healthcare-related real estate; (ii) interest earned from short and long-term construction and mortgage loans; and (iii) interest earned from the temporary investment of funds in short-term instruments. Certain leases ("Percentage Rent Leases") provide for rents based on a specified percentage of facility operating revenues with no required minimum rent. Certain other leases ("Minimum Rent Leases") provide for (i) base rent (increasing each year by 1.5%) and additional rent based upon a specified percentage of annual revenues over revenues for the first year of the lease, (ii) base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the increase in the Consumer Price Index for the immediately preceding year, or (iii) in the case of the certain future leases on assisted living facilities currently owned by The Multicare Companies, Inc., a 44% owned subsidiary of Genesis ("Multicare"), if the Company purchases and leases back such facilities to Multicare, base rent, increasing each year by 2.5%. Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance and other costs (including a portion of capitalized expenditures). The remaining leases ("Fixed Rent Leases") are with tenants in the medical and other office buildings and provide for specified annual rents, subject to increase in certain of the leases.

The Company has agreed to or has options to purchase the five assisted living facilities securing the short-term and construction loans, and these facilities will generally be leased back to the sellers pursuant to Percentage Rent Leases or Minimum Rent Leases. The Company also has agreed to purchase the three assisted living facilities securing loans to Multicare, subject to certain terms and conditions, and these facilities will be leased back to Multicare pursuant to Minimum Rent Leases.

The Company has incurred operating and administrative expenses, including principally compensation expense for its executive officers and other employees, office rental and related occupancy costs. The Company is self-administered and managed by its executive officers and staff, and has not engaged a separate advisor or paid an advisory fee for administrative or investment services, although the Company has engaged legal, accounting, tax and financial advisors as needed from time to time. The primary non-cash expenses of the Company are the depreciation of its healthcare facilities and amortization of its loan acquisition costs.

The Company has incurred indebtedness to acquire its assets and may incur additional long and short-term indebtedness, and related interest expense, from time to time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company intends to declare and pay distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income. The Company's ability to pay distributions will depend upon its cash available for distribution.

Nonrecurring Compensation Expense

The Company recognized nonrecurring compensation expense of approximately $2.0 million in the statement of operations for the period from January 30, 1998 to March 31, 1998 relating to the issuance of units of beneficial interest of the Operating Partnership to certain officers of the Company in connection with its formation.

Results of Operations

For the period from January 30, 1998 to March 31, 1998, rental revenues of $2.2 million were generated from the immediate leaseback of 18 healthcare facilities purchased with proceeds of the IPO on January 30, 1998. The acquisition of two additional facilities was delayed pending receipt of necessary consents to transfer the properties to the Company. The Delaware County Memorial Hospital Medical Office Building was purchased on February 18, 1998, and generated $0.2 million in lease revenues, and the Riverview Ridge assisted living facility was acquired on March 27, 1998. A third facility, Silverlake, was not acquired because the required consent to transfer the property to the Company could not be obtained. Interest income of $.5 million was earned during the period from January 30, 1998 through March 31, 1998 from term and construction loans and a mortgage.

Depreciation totaled $0.7 million for the period from January 30, 1998 to March 31, 1998 and was calculated from the IPO closing date to period end, as all assets were considered immediately in use. Amortization expense of $12,000 for the period from January 30, 1998, to March 31, 1998, related to the capitalized costs incurred with the establishment of the Company's Bank Credit Facility. General and administrative expenses incurred for the period from January 30, 1998 to March 31, 1998 were approximately $0.4 million, or 16% of lease revenues, and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense of $0.8 million was incurred for the period from January 30, 1998, to March 31,1 998, consisting of $0.5 million on mortgage indebtedness and $0.3 million on the Company's Bank Credit Facility.

Liquidity and Capital Resources

Upon completion of the IPO, the Company received approximately $114.2 million in net proceeds. The Company used these funds, together with the $34.1 million borrowed under the Bank Credit Facility, the $6.5 million generated by operations, the $37.0 million in debt assumed and the $10.5 million in shares and units issued to: (i) purchase real estate properties with a cost of $151.4 million, (ii) fund loans totaling $37.9 million, (iii) fund the Company's $7.4 million investment in ET Capital Corp., (iv) purchase other assets of $3.5 million and (v) provide cash on hand of $2.1 million.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and its Bank Credit Facility. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased to third parties under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to all additional properties acquired.

The Company has reserved approximately $1.9 million in cash for the payment of the prorated quarterly distribution declared by the Board of Trustees on April 10, 1998. The cash distribution of $0.243 per share will be paid on or about May 15, 1998, to shareholders of record on May 1, 1998. The distribution to the Company shareholders is in accordance with the Code's requirements for qualification as a REIT and will be paid from cash from operations.

The Company entered into the Bank Credit Facility contemporaneously with the closing of the IPO. The Bank Credit Facility will enable the Company to borrow generally at floating rates based on a spread over LIBOR determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The Company's ability to borrow

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

under the secured line of credit is subject to the Company's compliance with a number of financial and other covenants. The balance outstanding on the Bank Credit Facility at March 31, 1998 was $34.1 million.

The Company has no commitments with respect to other capital expenditures. The Company has made loan commitments totaling $44.7 million to finance the development or expansion of additional assisted living facilities.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

Management believes that inflation should not have a material adverse effect on the operating expenses of the Company because such expenses are relatively insignificant as a percentage of revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summary Consolidated Financial Data of Genesis

         Approximately 45.7% of the Company's total assets at March 31, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis, the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's initial properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael R. Walker serves as Chairman of the Board of Genesis and of the Company. In accordance with SEC staff accounting bulletin 71, the following table sets forth certain summary consolidated data for Genesis at and for the periods indicated.

                                                  At or for the   At or for the
                                                  quarter ended   quarter ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
                                                     (dollars in thousands,
                                                     except per share data)

Operations Data
Net revenues                                         $344,299        $273,263
Operating income before capital costs (1)              61,022          48,075
Depreciation and amortization                          12,667          10,620
Lease expense                                           7,868           7,244
Interest expense, net                                  18,688           8,960
Earnings before income taxes and earnings in
    equity of unconsolidated affiliates                21,799          21,251
Income taxes                                            7,957           7,757
Net income before earnings in equity of
    unconsolidated affiliates                          13,842          13,494
Equity in net income of unconsolidated affiliates         726              --
Net income                                             14,568          13,494
Per share data:
  Basic
    Net income                                          $0.42           $0.39
    Weighted average shares                        35,093,962      34,873,809
  Diluted
    Net income                                          $0.41           $0.38
    Weighted average shares                        35,647,451      35,773,885

Balance Sheet Data
Working capital                                   $   260,787     $   191,403
Total assets                                        1,917,012       1,341,213
Long-term debt                                      1,057,404         618,564
Shareholders' equity                                  629,568         582,966

--------------
(1) Capital costs include depreciation and amortization, lease expense and interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

The following table presents the Company's Funds from Operations for the period from January 30, 1998 to March 31, 1998 (in thousands):

Funds from Operations:

Net loss                                                               ($1,354)
Minority interest                                                          (88)
Net loss before minority interest                                      ($1,442)
Adjustments to derive funds from operations:
     Add:
     Real estate depreciation and amortization                             769
     Nonrecurring items --start-up expenses                              2,617
Funds from operations before allocation to minority interest             1,944
       Less :  Funds from operations allocable to minority interest       (119)
Funds from operations attributable to the common shareholders           $1,825
                                                                        ======

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    27     Financial Data Schedule  (for SEC use only)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELDERTRUST
                                     (Registrant)



                                     /s/ D. Lee McCreary, Jr.
                                     ----------------------------------
                                     D. Lee McCreary, Jr.
                                     Vice President and Chief Financial Officer

                                     Date:  May 14, 1998
                                          -----------------------------

                                  EXHIBIT INDEX


Exhibit No.                     Exhibit Name                            Page
-----------                     ------------                            ----
   27            Financial Data Schedule (for SEC use only)              19