Form 10-Q
period 1998-06-30
ELDERTRUST
filed 1998-08-14
CIK 1043236

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------
                                   FORM 10-Q
                              -------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period From _____ to _____

Commission File Number:  001-13807

                                  ElderTrust
      (Exact name of registrant as specified in its declaration of trust)


            Maryland                                           23-2932973
   (State or other jurisdiction)                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)

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

                         Yes    X                        No
                             --------                       --------

                                   7,392,600
              (Outstanding shares of the issuer's common shares,
               $0.01 par value per share, as of August 11, 1998)

                                  ELDERTRUST
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX


PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997........................................  3

              Consolidated Statements of Operations for the
              three months ended June 30, 1998 and for the
              period from January 30, 1998 to June 30, 1998
              (unaudited)..................................................  4

              Consolidated Statement of Cash Flows
              for the period from January 30, 1998 to June 30, 1998
              (unaudited)..................................................  5

              Notes to Consolidated Financial Statements...................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  18

Signatures.................................................................  19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ELDERTRUST
                          CONSOLIDATED BALANCE SHEETS
              (dollar amounts in thousands, except share amounts)

                                                                     June 30, 1998            December 31, 1997
                                                                      (Unaudited)                  (Note)
ASSETS

Real estate properties, at cost                                          $151,471                    --
Less - accumulated depreciation                                            (1,873)                   --
                                                                          -------                 -----
       Net real estate properties                                         149,598                    --
Real estate loans receivable                                               44,801                    --
Cash and  cash equivalents                                                  2,339                    --
Accounts receivable, net of allowances                                      1,223                    --
Prepaid expenses                                                              726                    --
Investment in and advances to unconsolidated entities                       7,457                    --
Other assets, net of accumulated amortization and
   depreciation of $141                                                     3,456                    --
                                                                         --------                 -----
     Total assets                                                        $209,600                    --
                                                                         ========                 =====

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank credit facility borrowings                                           $43,347                    --
Accounts payable and accrued expenses                                       1,160                    --
Mortgages payable                                                          36,683                    --
Other liabilities                                                           2,707                    --
                                                                         --------                 -----
       Total liabilities                                                   83,897                    --

Minority interest                                                           8,602                    --

SHAREHOLDERS' EQUITY

Preferred shares, $.01 par value; 20,000,000 shares
authorized; none outstanding
Common shares, $.01 par value; 100,000,000 shares
authorized; 7,392,600 shares issued and outstanding                            74                    --
Capital in excess of par value                                            118,170                    --
Cumulative distributions in excess
   of net income                                                           (1,143)                   --
                                                                        ----------                -----
     Total shareholders' equity                                           117,101                    --
                                                                         --------                 -----

      Total liabilities and shareholders' equity                         $209,600                    --
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

                                  ELDERTRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (unaudited and dollars in thousands, except per share amounts)

                                                                           Three months       For the period
                                                                               ended          January 30 to
                                                                           June 30, 1998      June 30, 1998
                                                                           -------------      -------------

Revenues:
     Rental revenues                                                             $3,825            $6,244
     Interest, net of amortization of deferred loan costs                         1,045             1,594
     Other income                                                                   496               757
                                                                                 ------            ------
          Total revenues                                                          5,366             8,595

Expenses:
     Property operating expenses                                                    266               416
     Interest expense, including amortization
      of deferred finance costs                                                   1,472             2,250
     Depreciation and amortization                                                1,145             1,889
     General and administrative                                                     371               750
     Start-up expenses                                                               28             2,645
                                                                                -------             -----
          Total expenses                                                          3,282             7,950

Net income before equity in earnings of
  unconsolidated entities and minority interest                                   2,084               645

Equity in earnings of unconsolidated entities                                        55                51
Minority interest                                                                  (131)              (43)
                                                                               ---------           ------

Net income                                                                       $2,008              $653
                                                                                 ======              ====

Basic and diluted weighted average number of common shares
  outstanding (1)                                                                 7,393             7,391
                                                                                =======           =======

Net income per share - basic and diluted                                          $0.27             $0.09
                                                                                  =====             =====


(1) Options to purchase 504,000 common shares of beneficial interest were outstanding during the period January 30 through June 30, 1998 but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the shares. The options expire on January 30, 2008.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  ELDERTRUST
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 PERIOD FROM JANUARY 30, 1998 TO JUNE 30, 1998
                     (unaudited and dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $     653
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                               2,014
       Non-cash charges                                                            2,018
       Other                                                                          (5)
       Net changes in assets and liabilities:
       Accounts receivable and prepaid expenses                                   (1,833)
       Accounts payable and accrued expenses                                       1,160
       Other assets and liabilities                                                2,771
                                                                               ---------
       Net cash provided by operating activities                                   6,778

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                            (103,964)
     Investment in real estate mortgages and development funding                 (44,801)
     Investment in unconsolidated entities                                        (7,406)
     Other                                                                        (3,424)
                                                                               ---------
     Net cash used in investing activities                                      (159,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs of $11,222     114,213
     Loan origination costs                                                         (177)
     Borrowings under Bank Credit Facility                                        43,347
     Principal payments on mortgages payable                                        (313)
     Distributions to shareholders                                                (1,796)
     Distributions to minority interests                                            (118)
                                                                               ---------
     Net cash provided by financing activities                                   155,156

Net increase in cash and cash equivalents                                          2,339
Cash and cash equivalents, beginning of operations                                     0
                                                                               ---------
Cash and cash equivalents, end of period                                       $   2,339
                                                                               =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                             $   1,869
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Note receivable relating to officer stock purchase                        $   3,600
     Assumption of debts payable for acquisition of real estate properties        34,094
     Assumed debt valued at market interest rates                                  2,902
     Shares and units issued for the acquisition of real estate properties        10,511



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)


1.  Organization and Operations

ElderTrust was formed in the State of Maryland on September 23, 1997 and issued a total of 100 common shares to the Company's chief financial officer for a total consideration of $100. The Company completed its initial public offering on January 30, 1998 (the "IPO") pursuant to which it issued 6,957,500 common shares. Net proceeds to the Company were approximately $114.2 million.

The Company had no operations prior to January 30, 1998. At June 30, 1998, the Company's total assets consisted primarily of a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"). The Operating Partnership's assets primarily consisted of (i) a diversified portfolio of 20 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $16.5 million collateralized by healthcare properties under construction, (iii) term loans totaling $27.5 million collateralized by healthcare properties on which construction has been recently completed but which are still in transition to occupancy levels required under purchase/leaseback agreements, (iv) an $800,000 first mortgage loan secured by an unoccupied personal care facility and (v) a 95% nonvoting equity interest in an unconsolidated entity which acquired a $7.5 million second mortgage loan. The Company also has made loan commitments totaling $44.7 million to finance the development or expansion of additional assisted living facilities.

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

2.  Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company include all the accounts of the Company, the Operating Partnership, and the Operating Partnership's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited, however, the financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's consolidated financial statement and the notes thereto for the year ended December 31, 1997 included in the Company's 1997 Form 10-K.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)

Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, due diligence costs, and market interest rate adjustments on assumed debt directly related to each property, are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for building and improvements and seven years for machinery and equipment.

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

Net Income per Share

Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the addition of weighted average common shares and common share equivalents outstanding.

3.  Real Estate Properties and Loans Receivable

As of June 30, 1998, the Company had investments in 20 leased healthcare-related real estate properties totaling $151.5 million which are leased to operators. In addition, the Company has made 10 loans secured by healthcare-related real estate properties and construction-in-progress.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)


A reconciliation of the acquisition cost of real estate properties as of January 30, 1998 and the amount recorded as of June 30, 1998 is as follows (dollars in thousands):


                                                               Adjustments and
                                                              Costs Capitalized
                                            Cost at             Subsequent to           Cost at
          Property Name                January 30, 1998          Acquisition         June 30, 1998
          -------------                 ---------------          -----------         -------------


Heritage Woods                           $  11,536              $     936             $   12,472
Willowbrook                                  5,894                    543                  6,437
Riverview Ridge                              5,720                    878                  6,598
Highgate at Paoli Pointe                    10,978                    305                 11,283
The Woodbridge                              11,474                  1,848                 13,322
Pleasant View                                3,742                    333                  4,075
Rittenhouse CC                               8,855                    995                  9,850
Lopatcong CC                                13,778                  1,117                 14,895
Phillipsburg CC                              6,266                    514                  6,780
Wayne NRC                                    6,065                    528                  6,593
Belvedere NRC                               10,413                  1,379                 11,792
Chapel Manor NRC                            11,334                    971                 12,305
Harston Hall NCH                             7,300                    535                  7,835
Pennsburg NRC                               10,000                    913                 10,913
Professional Off. Bldg 1                     4,000                    400                  4,400
DCMH Med. Off. Bldg.                         7,923                    212                  8,135
Salisbury Med. Off. Bldg.                    1,307                     46                  1,353
Windsor Off. Bldg.                             313                     15                    328
Windsor Clinic/Trg.Fac.                      1,438                     42                  1,480
Lacey Branch Off. Bldg.                        545                     80                    625
                                     -------------            -----------         --------------
                             Total      $  138,881              $  12,590             $  151,471
                                        ==========              =========             ==========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)


Real estate loans receivable are as follows (dollars in thousands):

                                                                       Balance at
      Loan or Mortgage            Interest Rate                      June 30, 1998
      ----------------            -------------                      -------------

Harbor Place                            9.5%                            $  4,828
Mifflin                                 9.5%                               5,164
Coquina Center                          9.5%                               4,577
Lehigh                                 10.5%                               6,665
Berkshire                              10.5%                               6,269
Oaks                                    9.0%                               1,500
Montchanin                             10.5%                               7,747
Mallard Landing                        15.0%                                 535
Sanatoga                               10.5%                               6,716
Penn Mortgage                          10.25%                                800
                                                                      ----------
                        Total                                           $ 44,801
                                                                        ========

4.  Bank Credit Facility Borrowings

Concurrent with the IPO, the Company entered into a $140 million Bank Credit Facility. The Bank Credit Facility will enable the Company to borrow funds at floating rates based on a spread over LIBOR, as determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The spread ranges from 1.50% to 1.80% over LIBOR. At June 30, 1998, the spread was 1.80%, for a total rate of 7.45%.

The Bank Credit Facility includes a letter of credit facility, with $1 million outstanding as of June 30, 1998. In general, the maximum letters of credit outstanding is $4.5 million, subject to certain other constraints and conditions.

The Bank Credit Facility contains various financial and other covenants including but not limited to, minimum equity value, minimum tangible net worth, total leverage ratio and minimum interest coverage ratio. The balance outstanding under the Bank Credit Facility as of June 30, 1998 was $43.3 million.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)


5.  Mortgages Payable

As part of the acquisition price paid for certain of the real estate properties, the Company assumed certain mortgages to which the acquired properties were subject. Due in large part to the significant decrease in long-term interest rates since these mortgages were first incurred by the original borrower, the interest rates on these mortgages are above the amounts that would have been incurred under market borrowing rates in effect on the purchase date. In accordance with GAAP, the recorded purchase price and acquisition debt incurred have been adjusted to reflect these obligations at a market rate at the date of acquisition. The face amount and recorded amount of these obligations is as follows (dollars in thousands):

                           Stated                                                Adjusted Debt
                          Interest         Stated Debt       Interest Rate         Amount at           Balance at
      Property              Rate             Amount           Adjustment        Assumption Date      June 30, 1998
      --------              ----             ------           ----------        ---------------       ------------

The Woodbridge
  Bonds due 2005             8.00%         $    885            $    13            $    898               $    897
  Bonds due 2025             8.50%            9,060              1,724              10,784                 10,758
Belvedere NRC/Chapel
NRC                         11.00%           11,251                287              11,538                 11,276
Highgate at Paoli
Pointe Series A
  Bonds                      8.05%            9,680                602              10,282                 10,272
Riverview Ridge              9.00%            2,724                257               2,981                  2,969
Lacey Branch Off.
  Bldg.                      8.25%              494                 19                 513                    511
                                            -------             ------             -------                -------
     Total                                  $34,094             $2,902             $36,996                $36,683
                                            =======             ======             =======                =======

6.  Share Option and Incentive Plan

The Company has established the 1998 share option and incentive plan for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the plan at June 30, 1998. In conjunction with the IPO, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)


7.  Investment in and Advances to Unconsolidated Entities

Upon completion of the IPO, an unconsolidated entity, ET Capital Corp., purchased a $7.5 million working capital term note. ET Capital Corp. borrowed 75% of the funds to purchase the working capital term note from the Company and issued a $5.625 million demand promissory note in favor of the Company (the "Note"). The Note bears interest at 12% with interest only payable quarterly until the Note is paid in full. Ninety-five percent of the remaining funds required to purchase the working capital term note were contributed by the Company to ET Capital Corp. for a 95% nonvoting equity interest in ET Capital Corp. The Company's President and Chief Executive Officer holds the voting interest in ET Capital Corp. The Company's investment in ET Capital Corp. at June 30, 1998 was as follows (dollars in thousands):

Equity investment in ET Capital Corp.                          $1,832
Note receivable from ET Capital Corp.                           5,625
                                                                -----
        Total                                                  $7,457
                                                               ======

8.  Distributions

On May 15, 1998, the Company paid a distribution of $0.243 per share to shareholders of record on May 1, 1998. This distribution related to the period January 30, 1998 through March 31, 1998.

9.  Relationship with Genesis Health Ventures, Inc.

Approximately 44.0% of the Company's total assets at June 30, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis Health Ventures, Inc. ("Genesis"), the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's initial properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael
R. Walker serves as Chairman of the Board of Genesis and of the Company.

10.  Related Party Transactions

In connection with the IPO, the Company issued and sold to Edward B. Romanov, Jr., the Company's President and Chief Executive Officer, 200,000 common shares in a private placement at a per share purchase price equal to the initial offering price of $18.00 per share. Mr. Romanov paid for the shares with a 10-year recourse promissory note from the Company, with interest only payable until maturity at an annual rate of 7%.

In addition, Mr. Romanov owns 118,750 units in the ElderTrust Operating Limited Partnership, which represents an interest of approximately 1.5%, and received a cash distribution of $28.9 thousand for the three months ending June 30, 1998.


11.  Subsequent Events

On July 17, 1998, the Board of Trustees declared a distribution of $0.365 per share for the period April 1, 1998 through June 30, 1998. The distribution will be paid on or about August 14, 1998 to shareholders of record on August 3, 1998.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (continued)
                                  (unaudited)


On July 16, 1998, the Company entered into a non-binding letter of intent with Genesis and the current owners of seven skilled nursing facilities currently leased to Genesis relating to the assumption of the existing leases and acquisition of the purchase options for the facilities. Five of the facilities are located in Maryland and two of the facilities are located in New Jersey. As currently structured, Genesis would (i) assign the existing leases and purchase options held by Genesis to an unconsolidated limited partnership, in which the Company would have a 99.9% limited partnership interest and the Company's President and Chief Executive Officer would have a 0.1% general partnership interest, for approximately $35.0 million in cash and a nonrecourse promissory note of approximately $9.0 million and (ii) sublease the properties from the limited partnership at an initial annual rental of approximately $9.8 million for a ten-year term with one ten-year renewal option. The subleases would be guaranteed by Genesis. The purchase options would be exercisable by the limited partnership on the tenth anniversary of the transaction closing at an exercise price to be determined at the closing based upon the interest rate on U.S. Treasury securities then in effect. The current property owners are refinancing certain existing indebtedness on the facilities, and will lend the limited partnership approximately $15.0 million on a nonrecourse basis from the proceeds of the refinancing to fund a portion of the purchase price. The loan from the current owners would amortize over a ten-year term and be secured by the lease payments due under the Genesis subleases. The Company expects to fund its investment in the limited partnership totaling approximately $20.0 million through borrowings under the Company's Bank Credit Facility. The Company expects to earn a fee for arranging certain of the financing for the existing owners in connection with the transaction. The transaction is expected to close on or before August 31, 1998, although the limited partnership may acquire the existing leases and purchase options for one or more of the facilities prior to that date depending on the timing of receipt of all necessary consents and approvals. Because all necessary documentation has not been finalized and all necessary consents and approvals, including financing approvals, have not yet been obtained, there can be no assurance that the transaction will be consummated.

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

Nonrecurring Compensation Expense

The Company recognized nonrecurring compensation expense of approximately $2.0 million in the statement of operations for the period from January 30, 1998 to June 30, 1998 relating to the issuance of units of beneficial interest of the Operating Partnership to certain officers of the Company in connection with its formation.

Results of Operations

Three months ended June 30, 1998

For the three months ended June 30, 1998, the Company generated rental revenues of $3.8 million from leasing 20 healthcare facilities. The Company recognized interest income of $1.0 million during this period from term and construction loans and a mortgage. Other income of $0.5 million was earned from providing financial structuring services and miscellaneous working capital investment activities. Rental and interest revenue increased as compared to the period from January 30 through March 31, 1998 due to the three months ended June 30, 1998 being the Company's first full quarter of operations, as well as including a full-quarter's revenue from two facilities which were acquired during the period ended March 31, 1998.

Depreciation totaled $1.1 million for the three months ended June 30, 1998. Amortization expense of $21 thousand for the period related to the capitalized costs incurred with the establishment of the Company's Bank Credit Facility. General and administrative expenses incurred were approximately $0.4 million, or 10% of lease revenues, for the three months ended June 30, 1998, and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense totaled $1.5 million, consisting of $0.7 million on mortgage indebtedness and $0.8 million on the Company's Bank Credit Facility. All expenses increased as compared to the period from January 30 through March 31, 1998, as a result of the three months ended June 30, 1998 being the Company's first full quarter of operations. Depreciation and interest expense also increased due to the results of two facilities, which were acquired during the prior period, being reported for a full quarter.

Period from January 30, 1998 to June 30, 1998

For the period from January 30, 1998 to June 30, 1998, rental revenues of $5.5 million were generated from the immediate leaseback of 18 healthcare facilities purchased with proceeds of the IPO on January 30, 1998. The acquisition of two additional facilities was delayed pending receipt of necessary consents to transfer the properties to the Company. The Delaware County Memorial Hospital Medical Office Building was purchased on February 18, 1998, and generated $0.5 million in lease revenues, and the Riverview Ridge assisted living facility was acquired on March 27, 1998, and generated $0.2 million in lease revenues. A third facility, Silverlake, was not acquired because the required consent to transfer the property to the Company could not be obtained. Interest income of $1.6 million was earned during the period from January 30, 1998 through June 30, 1998 from term and construction loans and a mortgage.

Depreciation totaled $1.9 million for the period from January 30, 1998 to June 30, 1998 and was calculated from the IPO closing date to period end, as all assets were considered immediately in use. Amortization expense of $33 thousand for the period from January 30, 1998 to June 30, 1998, related to the capitalized costs incurred with the establishment of the Company's Bank Credit Facility. General and administrative expenses incurred for the period from January 30, 1998 to June 30, 1998 were approximately $0.75 million, or 12% of lease revenues, and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense of $2.3 million was incurred for the period from January 30, 1998, to June 30,1 998, consisting of $1.1 million on mortgage indebtedness, $1.1 million on the Company's Bank Credit Facility and $0.1 million on tenant's security deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Upon completion of the IPO, the Company received approximately $114.2 million in net proceeds. The Company used these funds, together with the $43.3 million borrowed under the Bank Credit Facility, the $6.8 million generated by operations, the $37.0 million in debt assumed and the $10.5 million in shares and units issued to: (i) purchase real estate properties with a cost of $151.5 million, (ii) fund loans totaling $44.8 million, (iii) fund the Company's $7.5 million investment in ET Capital Corp., (iv) purchase other assets of $3.5 million, (v) fund payment of the quarterly distribution of $1.9 million, (vi) fund principal payments of $0.3 million and (vii) provide cash on hand of $2.3 million.

Working capital was $2.4 million at June 30, 1998. Accounts receivable totaled $1.2 million at that date. The Company's cash flow from operations for the period January 30, 1998 to June 30, 1998, was approximately $6.8 million.

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

The Company entered into the Bank Credit Facility contemporaneously with the closing of the IPO. The Bank Credit Facility will enable the Company to borrow generally at floating rates based on a spread over LIBOR determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of financial and other covenants. The balance outstanding on the Bank Credit Facility at June 30, 1998 was $43.3 million. Because the Bank Credit Facility is floating rate debt, any increase in prevailing interest rates would increase the Company's interest payment obligations under the Bank Credit Facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Subsequent Events

The Board of Trustees declared a cash distribution on July 17, 1998. The cash distribution of $0.365 per share will be paid on or about August 14, 1998, to shareholders of record on August 3, 1998. The distribution to the Company shareholders is in accordance with the Code's requirements for qualification as a REIT and will be paid from cash from operations.


On July 16, 1998, the Company entered into a non-binding letter of intent with Genesis and the current owners of seven skilled nursing facilities currently leased to Genesis relating to the assumption of the existing leases and acquisition of the purchase options for the facilities. Five of the facilities are located in Maryland and two of the facilities are located in New Jersey. As currently structured, Genesis would (i) assign the existing leases and purchase options held by Genesis to an unconsolidated limited partnership, in which the Company would have a 99.9% limited partnership interest and the Company's President and Chief Executive Officer would have a 0.1% general partnership interest, for approximately $35.0 million in cash and a nonrecourse promissory note of approximately $9.0 million and (ii) sublease the properties from the limited partnership at an initial annual rental of approximately $9.8 million for a ten-year term with one ten-year renewal option. The subleases would be guaranteed by Genesis. The purchase options would be exercisable by the limited partnership on the tenth anniversary of the transaction closing at an exercise price to be determined at the closing based upon the interest rate on U.S. Treasury securities then in effect. The current property owners are refinancing certain existing indebtedness on the facilities, and will lend the limited partnership approximately $15.0 million on a nonrecourse basis from the proceeds of the refinancing to fund a portion of the purchase price. The loan from the current owners would amortize over a ten-year term and be secured by the lease payments due under the Genesis subleases. The Company expects to fund its investment in the limited partnership totaling approximately $20.0 million through borrowings under the Company's Bank Credit Facility. The Company expects to earn a fee for arranging certain of the financing for the existing owners in connection with the transaction. The transaction is expected to close on or before August 31, 1998, although the limited partnership may acquire the existing leases and purchase options for one or more of the facilities prior to that date depending on the timing of receipt of all necessary consents and approvals. Because all necessary documentation has not been finalized and all necessary consents and approvals, including financing approvals, have not yet been obtained, there can be no assurance that the transaction will be consummated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summary Consolidated Financial Data of Genesis

Approximately 44.0% of the Company's total assets at June 30, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis, the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's initial properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael R. Walker serves as Chairman of the Board of Genesis and of the Company. In accordance with SEC staff accounting bulletin 71, the following table sets forth certain summary consolidated data for Genesis at and for the periods indicated.


                                                                                        At or for the            At or for the
                                                                                        quarter ended            quarter ended
                                                                                        June 30, 1998            June 30, 1997
                                                                                        -------------            -------------
                                                                                             (dollars in thousands, except
                                                                                                    per share data)
Operations Data
Net revenues                                                                             $   352,526              $   284,463
Operating income before capital costs (1)                                                     66,840                   53,690
Depreciation and amortization                                                                 13,632                   11,517
Lease expense                                                                                  8,497                    7,324
Interest expense, net                                                                         20,679                   10,351
Earnings before income taxes and earnings in equity of unconsolidated affiliates              24,032                   24,498
Income taxes                                                                                   8,771                    8,942
Net income before earnings in equity of unconsolidated affiliates                             15,261                   15,556
Equity in net income of unconsolidated affiliates                                                730                       --
Net income                                                                                    15,991                   15,556
Per share data:
  Basic
    Net income                                                                           $      0.46              $      0.44
    Weighted average shares                                                               35,133,022               34,973,202
  Diluted
    Net income                                                                           $      0.45              $      0.43
    Weighted average shares                                                               35,719,840               35,917,642

Balance Sheet Data
Working capital                                                                          $   291,151              $   220,827
Total assets                                                                               1,992,154                1,375,151
Long-term debt                                                                             1,089,460                  644,725
Shareholders' equity                                                                         646,255                  599,530

--------------
(1) Capital costs include depreciation and amortization, lease expense and interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

The following table presents the Company's Funds from Operations for the period from January 30, 1998 to June 30, 1998 (in thousands):

Funds from Operations:

Net income                                                                 $653
Minority interest                                                            43
                                                                         ------
Net income before minority interest                                        $696
Adjustments to derive funds from operations:
     Add:
     Real estate depreciation and amortization                            1,966
     Nonrecurring items --start-up expenses                               2,645
                                                                         ------
Funds from operations before allocation to minority interest              5,307
       Less :  Funds from operations allocable to minority interest        (325)
                                                                         ------
Funds from operations attributable to the common shareholders            $4,982
                                                                         ======



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    27     Financial Data Schedule  (for SEC use only)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ELDERTRUST
                               (Registrant)



                               /s/ Edward B. Romanov, Jr.
                               -------------------------------------------
                               Edward B. Romanov, Jr.
                               President and Chief Executive Officer

                               Date:  August 14, 1998
                                      ---------------

                                 EXHIBIT INDEX

Exhibit No.                         Exhibit Name                         Page
   27                 Financial Data Schedule (for SEC use only)          21