Form 10-Q
period 1998-09-30
ELDERTRUST
filed 1998-11-17
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                       or

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

                 Yes _X_                            No ___

                                    7,318,900
               (Outstanding shares of the issuer's common shares, $0.01 par value per share, as of November 4, 1998)

                                   ELDERTRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                        Page
Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997.......................................................................  3

              Condensed Consolidated Statements of Operations for the
              three months ended September 30, 1998 and for the
              period from January 30, 1998 to September 30, 1998 (unaudited)..............................  4

              Condensed Consolidated Statement of Cash Flows
              for the period from January 30, 1998 to September 30, 1998 (unaudited)......................  5

              Notes to Condensed Consolidated Financial Statements........................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................  13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................  21

Signatures................................................................................................  22


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollar amounts in thousands, except share amounts)

                                                                    September 30, 1998         December 31, 1997
                                                                        (Unaudited)                  (Note)
                                                                    ------------------         -----------------
ASSETS

Real estate properties, at cost                                           $151,870                     --
Less - accumulated depreciation                                             (3,012)                    --
                                                                          --------                  -----
     Net real estate properties                                            148,858                     --
Real estate loans receivable                                                47,486                     --
Cash and  cash equivalents                                                   1,431                     --
Accounts receivable, net of allowances                                       1,064                     --
Prepaid expenses                                                             1,911                     --
Investment in and advances to unconsolidated entities                       27,208                     --
Other assets, net of accumulated
   amortization and depreciation of $229                                     3,351                     --
                                                                          --------                  -----

     Total assets                                                         $231,309                     --
                                                                          ========                  =====

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank credit facility borrowings                                           $ 65,435                     --
Accounts payable and accrued expenses                                        1,302                     --
Mortgages payable                                                           36,485                     --
Other liabilities                                                            3,022                     --
                                                                          --------                  -----
     Total liabilities                                                     106,244                     --

Minority interest                                                            8,589                     --

SHAREHOLDERS' EQUITY

Preferred shares, $.01 par value; 20,000,000 shares
   authorized; none outstanding
Common shares, $.01 par value; 100,000,000 shares
   authorized; 7,392,600 shares issued and
   7,369,900 shares outstanding                                                 74                     --
Capital in excess of par value                                             118,170                     --
Cumulative distributions in excess
   of net income                                                            (1,489)                    --
Treasury stock at cost                                                        (279)                    --
                                                                          --------                  -----
     Total shareholders' equity                                            116,476                     --
                                                                          --------                  -----

     Total liabilities and shareholders' equity                           $231,309                     --
                                                                          ========                  =====

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited and dollars in thousands, except per share amounts)

                                                                           Three months          For the period
                                                                               ended         January 30 (inception) to
                                                                         September 30, 1998      September 30, 1998
                                                                         ------------------    ------------------------

Revenues:
     Rental revenues                                                           $3,869                  $10,114
     Interest, net of amortization of deferred loan costs                       1,152                    2,746
     Financial services fee income                                                793                    1,018
     Other income                                                                 488                    1,019
                                                                               ------                  -------
          Total revenues                                                        6,302                   14,897

Expenses:
     Property operating expenses                                                  288                      704
     Interest expense, including amortization of deferred
       finance costs                                                            1,694                    3,944
     Depreciation and amortization                                              1,246                    3,135
     General and administrative                                                   454                    1,204
     Start-up expenses                                                              -                    2,645
                                                                               ------                  -------
          Total expenses                                                        3,682                   11,632

Net income before equity in earnings of
  unconsolidated entities and minority interest                                 2,620                    3,265

Equity in earnings (losses) of unconsolidated entities                           (105)                     (54)
Minority interest                                                                (163)                    (205)
                                                                               ------                  -------

Net income                                                                     $2,352                  $ 3,006
                                                                               ======                  =======

Basic and diluted weighted average number of common shares outstanding (1)
                                                                                7,388                    7,390
                                                                               ======                  =======

Net income per share - basic and diluted                                        $0.32                    $0.41
                                                                                =====                    =====


(1) Options to purchase 529,000 common shares of beneficial interest were outstanding at September 30, 1998 but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the shares during the period. The options expire during the year 2008.

            The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               PERIOD FROM JANUARY 30, 1998 TO SEPTEMBER 30, 1998
                      (unaudited and dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                    $3,006
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                                3,352
       Non-cash charges                                                                             2,018
       Minority interest and equity in losses from unconsolidated entities                            251
       Net changes in assets and liabilities:
       Accounts receivable and prepaid expenses                                                    (2,975)
       Accounts payable and accrued expenses                                                        1,302
       Other assets and liabilities                                                                 3,101
                                                                                                 --------
       Net cash provided by operating activities                                                   10,055

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                             (104,288)
     Investment in real estate mortgages and development funding                                  (47,486)
     Investment in and advances to unconsolidated entities                                        (28,186)
     Proceeds from collection on advances to unconsolidated entities                                  924
     Other                                                                                         (3,393)
                                                                                                 --------
     Net cash used in investing activities                                                       (182,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs of $11,222                      114,213
     Loan origination costs                                                                          (265)
     Borrowings under Bank Credit Facility                                                         65,435
     Principal payments on mortgages payable                                                         (511)
     Distributions to shareholders                                                                 (4,495)
     Distributions to minority interests                                                             (293)
     Purchase of treasury stock                                                                      (279)
                                                                                                 --------
     Net cash provided by financing activities                                                    173,805

Net increase in cash and cash equivalents                                                           1,431
Cash and cash equivalents, beginning of operations                                                      0
                                                                                                 --------
Cash and cash equivalents, end of period                                                          $ 1,431
                                                                                                 ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                                $ 3,370
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Note receivable relating to officer stock purchase                                           $ 3,600
     Assumption of debts payable for acquisition of real estate properties                         36,996
     Shares and units issued for the acquisition of real estate properties                         10,511

           Theaccompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)


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

The Company had no operations prior to January 30, 1998. At September 30, 1998, the Company's total assets consisted primarily of a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"). At that date, the Operating Partnership's assets primarily consisted of (i) a diversified portfolio of 20 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $19.2 million collateralized by healthcare properties under construction, (iii) term loans totaling $27.5 million collateralized by healthcare properties on which construction has been recently completed but which are still in transition to occupancy levels required under purchase/leaseback agreements, (iv) an $800,000 first mortgage loan secured by an unoccupied personal care facility, (v) a 95% nonvoting equity interest in an unconsolidated entity which acquired a $7.5 million second mortgage loan and a $300,000 working capital term note and (vi) a 99% limited partnership interest in an unconsolidated entity which holds leasehold and purchase option rights for seven skilled nursing facilities.

Contemporaneously with the closing of the IPO, the Company entered into a $140 million bank credit facility (the "Bank Credit Facility") from a group of banks led by an affiliate of Deutsche Bank. The term of the Bank Credit Facility ends on January 29, 1999, subject to extension. The Company has used the Bank Credit Facility principally to fund its growth and for working capital purposes. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with a number of financial and other covenants. (See Note 4.)

Approximately 37.0% of the Company's total assets at September 30, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis Health Ventures, Inc. ("Genesis"), the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael R. Walker serves as Chairman of the Board of Genesis and of the Company.

2.  Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company include all the accounts of the Company, the Operating Partnership, and the Operating Partnership's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)


Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, due diligence costs, and market interest rate adjustments on assumed debt directly related to each property, are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of forty years for building and improvements and seven years for machinery and equipment.

Income Taxes

The Company has elected to seek qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable period ending December 31, 1998. As a result, the Company will generally not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated financial statements.

Leases and Rental Income

Real estate properties are leased to operators primarily on a long term net lease basis. Lease payments are recognized as revenue as earned. Certain of the leases provide for scheduled annual rent increases. The Company reports base rental revenue, on these leases, straight-line over the terms of the respective leases. The Company records an unbilled rent receivable representing the amount that the straight-line rental revenue exceeds rent currently collectible under the lease agreements.

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

3.  Real Estate Properties and Loans Receivable

As of September 30, 1998, the Company had investments in 20 leased healthcare-related real estate properties totaling $151.9 million which are leased to operators. In addition, the Company has made 10 loans secured by healthcare-related real estate properties and construction-in-progress.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)


A reconciliation of the acquisition cost of real estate properties as of January 30, 1998 and the amount recorded as of September 30, 1998 is as follows (dollars in thousands):

                                                              Adjustments and
                                                             Costs Capitalized
                                           Cost at             Subsequent to              Cost at
          Property Name                January 30,1998          Acquisition          September 30, 1998
          -------------                ---------------          -----------          ------------------
Heritage Woods                           $ 11,536                $   936                $ 12,472
Willowbrook                                 5,894                    543                   6,437
Riverview Ridge                             5,720                    878                   6,598
Highgate at Paoli Pointe                   10,978                    629                  11,607
The Woodbridge                             11,474                  1,848                  13,322
Pleasant View                               3,742                    333                   4,075
Rittenhouse CC                              8,855                    995                   9,850
Lopatcong CC                               13,778                  1,117                  14,895
Phillipsburg CC                             6,266                    514                   6,780
Wayne NRC                                   6,065                    593                   6,658
Belvedere NRC                              10,413                  1,379                  11,792
Chapel Manor NRC                           11,334                    971                  12,305
Harston Hall NCH                            7,300                    535                   7,835
Pennsburg NRC                              10,000                    913                  10,913
Professional Off. Bldg 1                    4,000                    413                   4,413
DCMH Med. Off. Bldg.                        7,923                    215                   8,138
Salisbury Med. Off. Bldg.                   1,307                     40                   1,347
Windsor Off. Bldg.                            313                     15                     328
Windsor Clinic/Trg.Fac.                     1,438                     42                   1,480
Lacey Branch Off. Bldg.                       545                     80                     625
                                         --------                -------                --------
                            Total        $138,881                $12,989                $151,870
                                         ========                =======                ========


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)


Real estate loans receivable are as follows (dollars in thousands):


                                                    Total           Balance at
                                                 Commitment        September 30,
    Loan or Mortgage        Interest Rate          Amount              1998
    ----------------        -------------        ----------        -------------
Harbor Place                     9.5%             $ 4,828             $ 4,828
Mifflin                          9.5%               5,164               5,164
Coquina Center                   9.5%               4,577               4,577
Lehigh                          10.5%               6,665               6,665
Berkshire                       10.5%               6,269               6,269
Oaks                             9.0%               5,380               1,500
Montchanin                      10.5%               9,500               8,864
Mallard Landing                 15.0%               6,407               2,103
Sanatoga                        10.5%               6,716               6,716
Penn Mortgage                   10.25%                800                 800
                                                  -------             -------
                         Total                    $56,306             $47,486
                                                  =======             =======

4.  Bank Credit Facility Borrowings

Concurrent with the IPO, the Company entered into a $140 million Bank Credit Facility. The Bank Credit Facility enables the Company to borrow funds at floating rates based on a spread over LIBOR, as determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The spread ranges from 1.50% to 1.80% over LIBOR. At September 30, 1998, the spread was 1.65%, for a total rate of 7.29%.

The Bank Credit Facility includes a letter of credit facility, with $1 million outstanding as of September 30, 1998. In general, the maximum letters of credit outstanding can be $4.5 million, subject to certain other constraints and conditions.

The Bank Credit Facility contains various financial and other covenants, including, but not limited to, minimum equity value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The borrowing base and balance outstanding under the Bank Credit Facility as of September 30, 1998 was $84.8 million and $65.4 million, respectively, reflecting additional borrowing capacity at that date of approximately $19.4 million. Additional borrowing capacity of approximately $8.7 million will be available upon the completion of certain administrative requirements with respect to certain properties. Because the Bank Credit Facility is floating rate debt, any increase (decrease) in prevailing interest rates would increase (decrease) the Company's interest payment obligations under the Bank Credit Facility.

At September 30, 1998, the unfunded portion of loan commitments made by the Company totaled $8.8 million. At that date, the Company has obligations to purchase seven healthcare facilities subject to term and construction loans upon their reaching stabilized occupancy. The Company does not expect any such facility to reach stabilized occupancy within the next six months. In addition, expected repayments within the next six months on existing loans receivable outstanding are expected to be $3.7 million.

The Bank Credit Facility will expire on January 29, 1999, unless extended by the lender. The Company has begun discussions with the lender to extend the term of the Bank Credit Facility for an additional 364 days. The Company also has entered into discussions with other potential lenders to replace the existing Bank Credit Facility with a new credit facility of a longer term and with a greater borrowing availability. No assurance can be given that these negotiations will be successful.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)


5.  Mortgages Payable

As part of the acquisition price paid for certain of the real estate properties, the Company assumed certain mortgages to which the acquired properties were subject. Due in large part to the significant decrease in long-term interest rates since these mortgages were first incurred by the original borrower, the interest rates on these mortgages are above the amounts that would have been incurred under market borrowing rates in effect on the purchase date. In accordance with GAAP, the recorded purchase price and assumed debt have been adjusted to reflect these obligations at a market rate at the date of acquisition. The face amount and recorded amount of these obligations is as follows (dollars in thousands):


                             Stated                                               Adjusted Debt
                            Interest         Stated Debt      Interest Rate         Amount at             Balance at
       Property               Rate             Amount           Adjustment       Assumption Date      September 30,1998
       --------             --------         -----------      -------------      ---------------      -----------------
The Woodbridge
  Bonds due 2005              8.00%           $   885            $   13             $   898                 $   897
  Bonds due 2025              8.50%             9,060             1,724              10,784                  10,742
Belvedere NRC/Chapel
NRC                          11.00%            11,251               287              11,538                  11,114
Highgate at Paoli
Pointe Series A
  Bonds                       8.05%             9,680               602              10,282                  10,266
Riverview Ridge               9.00%             2,724               257               2,981                   2,957
Lacey Branch Off.
  Bldg.                       8.25%               494                19                 513                     509
                                              -------            ------             -------                 -------
     Total                                    $34,094            $2,902             $36,996                 $36,485
                                              =======            ======             =======                 =======

6.  Share Option and Incentive Plan

The Company has established the 1998 share option and incentive plan for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the plan at September 30, 1998. In conjunction with the IPO, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 25,000 common shares was granted to an officer of the Company during July 1998 at an exercise price of $15.125 per share. These options vest ratably over five years and terminate ten years from the date of grant.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)


7.       Investment in and Advances to Unconsolidated Entities

Upon completion of the IPO, an unconsolidated entity, ET Capital Corp., purchased a $7.5 million working capital term note from Genesis. The borrower under the note is an operator of 11 skilled nursing facilities in Florida. ET Capital Corp. borrowed 75% of the funds to purchase the working capital term note from the Company and issued a $5.625 million demand promissory note in favor of the Company (the "ET Capital Note"). The ET Capital Note bears interest at 12% with interest only payable quarterly until the note is paid in full. Ninety-five percent of the remaining funds required to purchase the working capital term note were contributed by the Company to ET Capital Corp. for a 95% nonvoting equity interest in ET Capital Corp. The Company's President and Chief Executive Officer holds the voting interest in ET Capital Corp. On September 30, 1998, ET Capital Corp. purchased an additional $300,000 working capital term note of the same borrower from Genesis increasing the outstanding balance from that borrower to $7.8 million. In connection with the transaction, ET Capital Corp. canceled a purchase option to acquire an additional $2.5 million loan from Genesis. ET Capital Corp. borrowed the funds needed under a $300,000 demand promissory note in favor of the Company (the "Additional Note"). The Additional Note bears interest at 13% with interest only payable quarterly until the note is paid in full. The Company's investment in ET Capital Corp. at September 30, 1998 was as follows (dollars in thousands):

Equity investment in ET Capital Corp.                           $1,883
Notes receivable from ET Capital Corp.                           5,925
                                                                ------
        Total                                                   $7,808
                                                                ======

On September 3, 1998, an unconsolidated entity, ET Sub-Meridian Limited Partnership, L.L.P. ("Meridian"), purchased from Genesis leasehold and purchase option rights (collectively, "Rights") for seven skilled nursing facilities for $44.0 million. Five of the facilities are located in Maryland and two of the facilities are located in New Jersey. The transaction was structured as follows:
Genesis (i) assigned the Rights held by Genesis to Meridian for approximately $35.0 million in cash and a nonrecourse promissory note of approximately $9.0 million and (ii) subleased ("Subleases") the properties from the limited partnership at an initial annual rental of approximately $9.8 million for a ten-year term with one ten-year renewal option. The Subleases are guaranteed by Genesis. The purchase options are exercisable by the limited partnership on September 3, 2008 for a combined price of $66.5 million.

To finance the acquisition, Meridian borrowed $17.6 million from the Operating Partnership and issued a demand promissory note with a face amount of $18.5 million in favor of the Operating Partnership (the "Meridian Note"). The Meridian Note bears interest at 12% with interest only payable monthly until the note is paid in full. In addition, the Rights were renegotiated with rent due under the existing leases ("Leases") reduced and the option exercise date extended to coincide with the ten-year term of the Subleases. Finally, the current property owners loaned Meridian $17.7 million on a nonrecourse basis ("Fairmount Loan"). The Fairmount Loan bears interest at 7.06% and amortizes over a ten-year term. The Leases and Fairmount Loan are secured by the lease payments due under the Subleases. Ninety-nine percent of the remaining funds required to purchase the Rights were contributed by the Company to Meridian for a 99% limited partner equity interest in Meridian. The Company's President and Chief Executive Officer holds the 1% general partner interest in Meridian.

As part of the transaction, the Operating Partnership entered into an Indemnification Agreement (the "Indemnification Agreement") in favor of the current property owners and guaranteed the $9 million promissory note of Meridian payable to the subsidiary of Genesis. Under the Indemnification Agreement, the Operating Partnership agreed to indemnify the current property owners for the loss of deferral of tax benefits in the event that one or more of the facilities were foreclosed upon prior to August 31, 2008 due to a default under a Sublease or if a cure of a default by the Genesis subsidiary that manages the properties results in a taxable event to the owners. The Operating Partnership also entered into an agreement in favor of Genesis, pursuant to which the Operating Partnership agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the current owners against any such loss of deferral of tax benefits or default resulting in a taxable event to the owners.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (continued)
                                   (unaudited)

The Company's investment in Meridian at September 30, 1998 was as follows (dollars in thousands):

Equity investment in Meridian ...........................       $ 1,824
Note receivable from Meridian ...........................        17,576
                                                                -------
        Total                                                   $19,400
                                                                =======

8.  Distributions

On August 14, 1998 the Company paid a distribution of $0.365 per share to shareholders of record on August 3, 1998. This distribution related to the period April 1, 1998 through June 30, 1998.

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

In addition, Mr. Romanov owns 118,750 units in the Operating Partnership, which represents an interest of approximately 1.5%, and received a cash distribution of $43,300 for the three months ending September 30, 1998 and has received a total cash distribution of $72,200 for the period January 30, 1998 through September 30, 1998.

10.  Share Repurchase Program

On August 17, 1998, the Company announced that its Board of Trustees had authorized the Company to implement a Share Repurchase Program, pursuant to which the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. During the quarter ended September 30, 1998, the Company repurchased 22,700 common shares at an aggregate purchase price of $278,500.

11.  Subsequent Event

On October 16, 1998, the Board of Trustees declared a distribution of $0.365 per share for the period July 1, 1998 through September 30, 1998. The distribution will be paid on or about November 13, 1998 to shareholders of record on November 2, 1998.

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

The Company has agreed to or has options to purchase five assisted living facilities securing short-term and construction loans, and these facilities will generally be leased back to the sellers pursuant to Percentage Rent Leases or Minimum Rent Leases. The Company also has agreed to purchase the three assisted living facilities securing loans to Multicare, subject to certain terms and conditions, and these facilities will be leased back to Multicare pursuant to Minimum Rent Leases.

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

Nonrecurring Compensation Expense

The Company recognized nonrecurring compensation expense of approximately $2.0 million in the statement of operations for the period from January 30, 1998 to September 30, 1998 relating to the issuance of units of beneficial interest of the Operating Partnership to certain officers of the Company in connection with its formation.


Results of Operations

Three months ended September 30, 1998

For the three months ended September 30, 1998, the Company generated rental revenues of $3.9 million from leasing 20 healthcare facilities. The Company recognized interest income of $1.1 million during this period from term and construction loans and a mortgage. Financial services fee income of $0.8 million was earned from providing services to a third-party lender with respect to loans made by the lender to the current owners of the properties subject to the leasehold and purchase option rights acquired by Meridian on September 3, 1998. Other income of $0.5 million was earned from miscellaneous working capital investment activities. Rental and interest revenue increased as compared to the period from April 1 through June 30, 1998 due to rent increases and additional construction loan funding.

Depreciation totaled $1.2 million for the three months ended September 30, 1998. General and administrative expenses incurred were approximately $0.5 million, or 12% of lease revenues, for the three months ended September 30, 1998, and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense, which includes deferred financing cost amortization, totaled $1.7 million, consisting of $0.7 million on mortgage indebtedness and $1.0 million on the Company's Bank Credit Facility. Interest expense increased due to the increased borrowings under the Bank Credit Facility needed to finance the Operating Partnership's investment in Meridian.

Period from January 30, 1998 to September 30, 1998

For the period from January 30, 1998 to September 30, 1998, rental revenues of $9.0 million were generated from the immediate leaseback of 18 healthcare facilities purchased with proceeds of the IPO on January 30, 1998. The acquisition of two additional facilities was delayed pending receipt of necessary consents to transfer the properties to the Company. The Delaware County Memorial Hospital Medical Office Building was purchased on February 18, 1998, and generated $0.8 million in lease revenues, and the Riverview Ridge assisted living facility was acquired on March 27, 1998, and generated $0.3 million in lease revenues. A third facility, Silverlake, was not acquired because the required consent to transfer the property to the Company could not be obtained. Interest income of $2.7 million was earned during the period from January 30, 1998 through September 30, 1998 from term and construction loans and a mortgage. Fee income of $1.0 million was earned from January 30, 1998 through September 30, 1998 for financial services rendered.

Depreciation totaled $3.1 million for the period from January 30, 1998 to September 30, 1998 and was calculated from the IPO closing date to period end date. General and administrative expenses incurred for the period from January 30, 1998 to September 30, 1998 were approximately $1.2 million, or 12% of lease revenues, and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense, which includes deferred financing cost amortization, of $3.9 million was incurred for the period from January 30, 1998 to September 30, 1998, consisting of $1.8 million on mortgage indebtedness, $2.0 million on the Company's Bank Credit Facility and $0.1 million on tenant's security deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Upon completion of the IPO, the Company received approximately $114.2 million in net proceeds. The Company used these funds, together with the $65.4 million borrowed under the Bank Credit Facility, the $10.1 million generated by operations, the $37.0 million in debt assumed and the $10.5 million in shares and units issued to: (i) purchase real estate properties with a cost of $151.9 million, (ii) fund loans totaling $47.5 million, (iii) fund the Company's $7.8 million investment in ET Capital Corp., (iv) purchase other assets of $3.6 million, (v) fund payment of the quarterly distributions of $4.8 million, (vi) fund principal payments of $0.5 million, (vii) fund the Company's $19.4 million investment in Meridian, (viii) repurchase shares of stock of $0.3 million and
(ix) provide cash on hand of $1.4 million.

Working capital was $2.4 million at September 30, 1998. Accounts receivable totaled $1.1 million at that date. The Company's cash flow from operations for the period January 30, 1998 to September 30, 1998, was approximately $10.1 million.

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

The Company entered into the Bank Credit Facility contemporaneously with the closing of the IPO. The Bank Credit Facility enables the Company to borrow generally at floating rates based on a spread over LIBOR, as determined by the percentage of the Bank Credit Facility outstanding as compared to the borrowing base. The Bank Credit Facility includes a letter of credit facility, with $1 million outstanding as of September 30, 1998. In general, the maximum letters of credit outstanding can be $4.5 million, subject to certain other constraints and conditions. The Bank Credit Facility contains various financial and other covenants, including, but not limited to, minimum equity value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The borrowing base and balance outstanding on the Bank Credit Facility at September 30, 1998 was $84.8 million and $65.4 million, respectively, reflecting additional borrowing capacity of approximately $19.4 million at September 30, 1998. An additional $8.7 million of borrowing base will be available upon the completion of certain administrative requirements with respect to properties. Because the Bank Credit Facility is floating rate debt, any increase (decrease) in prevailing interest rates would increase (decrease) the Company's interest payment obligations under the Bank Credit Facility.

At September 30, 1998, the unfunded portion of loan commitments made by the Company totaled $8.8 million. At that date, the Company has obligations to purchase seven healthcare facilities subject to term or construction loans upon their reaching stabilized occupancy. The Company does not expect any such facility to reach stabilized occupancy within the next six months. In addition, expected repayments within the next six months on existing loans receivable outstanding are expected to be $3.7 million.

The Bank Credit Facility will expire on January 29, 1999, unless extended by the lender. The Company has begun discussions with the lender to extend the term of the Bank Credit Facility for an additional 364 days. The Company also has entered into discussions with other potential lenders to replace the existing Bank Credit Facility with a new credit facility of a longer term and with a greater borrowing availability. No assurance can be given that these negotiations will be successful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Upon completion of the IPO, the Operating Partnership entered into loan commitments to finance the development or expansion of additional assisted living facilities. These loan commitments totaling $44.7 million have expired.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing and by issuing equity or debt securities in public or private transactions. The Company believes that it will be able to obtain financing for its long-term capital needs. However, due to recent illiquidity in the capital markets and uncertainty concerning the economy there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

On August 17, 1998, the Company announced that its Board of Trustees had authorized the Company to implement a Share Repurchase Program, pursuant to which the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. During the quarter ended September 30, 1998, the Company repurchased 22,700 common shares at an aggregate purchase price of $278,500.

Management believes that inflation and deflation should not have a material adverse effect on the operating expenses of the Company because such expenses are relatively insignificant as a percentage of revenues.

Year 2000 Disclosure

The Company recognizes that the Year 2000 problem could effect its operations as well as the proper functioning of the embedded systems included in the Company's properties. In any particular property, the problem could effect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The nature of the Company's business is such that most of its assets are subject to net lease arrangements with healthcare facility operators under which the operators are obligated to remedy, at their own expense, any Year 2000 problems pertaining to the properties. The Company is currently discussing with these operators their plans to identify and address any such problems in a manner that does not impair the operators' ability to continuously operate the property involved. In addition, and as one operator, Genesis, represents a significant source of the Company's rental and interest revenue, the Company is discussing with Genesis its preparedness for the Year 2000 so as to assess their ability to meet its obligations, both in terms of facility repairs and ability to generate payments, in a timely manner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED

The Company has also begun to evaluate the Year 2000 readiness of those properties not subject to such lease arrangements, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Company is also in the process of evaluating its own systems to determine the impact of the Year 2000. Due principally to the Company's small size and low transactional volume, the problem is not expected to have a significant impact on corporate operations.

The Company expects to complete this process of inventorying and evaluating its and its properties systems by November 30, 1998. Thereafter, the Company will develop a work plan detailing the tasks and resources required to ready its and its properties' operations and systems for the Year 2000. This work plan will likely include a timetable for remediation and testing of systems, as well as contingency plans if readiness cannot be achieved. Because the Company is still in the preliminary stages of its work to address the Year 2000 problem, it currently does not have complete estimates as to the cost of achieving Year 2000 readiness and has not yet developed any contingency plans. Based on the preliminary information received to date, however, the Company currently expects that these costs will be less than $100,000.

Subsequent Event

The Board of Trustees declared a cash distribution on October 16, 1998. The cash distribution of $0.365 per share will be paid on or about November 13, 1998, to shareholders of record on November 2, 1998. The distribution to the Company shareholders is in accordance with the Code's requirements for qualification as a REIT and will be paid from cash from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summary Consolidated Financial Data of Genesis

Approximately 37.0% of the Company's total assets at September 30, 1998 consisted of properties leased to and loans made to consolidated subsidiaries of Genesis, the co-registrant in the Company's IPO. In addition, subsidiaries of Genesis operate or manage substantially all of the Company's initial properties. As such, the Company's revenues and ability to make expected distributions to shareholders depend, in significant part, upon the revenues derived from, and Genesis' successful operation of, the facilities leased to or managed by Genesis, as well as the ability of Genesis to complete successfully and on schedule the development projects securing construction loans and construction loan commitments made to Genesis. Michael R. Walker serves as Chairman of the Board of Genesis and of the Company The following table sets forth certain summary consolidated data for Genesis at and for the periods indicated. (Note:
Genesis has a September fiscal year-end. The following represents the most recent financial summary data available.)

                                                                                   At or for the quarter     At or for the quarter
                                                                                           ended                     ended
                                                                                       June 30, 1998             June 30, 1997
                                                                                   ---------------------     ---------------------
                                                                                    (dollars in thousands, except per share data)
Operations Data
Net revenues .................................................................         $   352,526                $   284,463
Operating income before capital costs (1) ....................................              66,840                     53,690
Depreciation and amortization ................................................              13,632                     11,517
Lease expense ................................................................               8,497                      7,324
Interest expense, net ........................................................              20,679                     10,351
Earnings before income taxes and earnings in equity of
 unconsolidated affiliates ...................................................              24,032                     24,498
Income taxes .................................................................               8,771                      8,942
Net income before earnings in equity of unconsolidated affiliates ............              15,261                     15,556
Equity in net income of unconsolidated affiliates ............................                 730                       --
Net income ...................................................................              15,991                     15,556
Per share data:
  Basic
    Net income ...............................................................         $      0.46                $      0.44
    Weighted average shares ..................................................          35,133,022                 34,973,202
  Diluted
    Net income ...............................................................         $      0.45                $      0.43
    Weighted average shares ..................................................          35,719,840                 35,917,642

Balance Sheet Data
Working capital ..............................................................         $   291,151                $   220,827
Total assets .................................................................           1,992,154                  1,375,151
Long-term debt ...............................................................           1,089,460                    644,725
Shareholders' equity .........................................................             646,255                    599,530


--------------
(1) Capital costs include depreciation and amortization, lease expense and interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On Monday, November 2, 1998, Genesis issued a press release announcing, among other things, that it expects its fourth quarter 1998 earnings to be significantly below that of its prior quarter ended June 30, 1998, and the negative impact of the Medicare Prospective Payment System ("PPS") will be greater than previously anticipated. Genesis also announced that it expects its fiscal 1999 cash flow from operations (or earnings before interest, taxes, depreciation and amortization), excluding the impact of the recent Vitalink transaction, to decline 3% to 5% due to PPS, but may increase up to 30%, including the impact of the Vitalink acquisition.

The Company's management has reviewed Genesis' press release and notes:

o Of the 27 properties owned, directly or indirectly, by the Company, 15 are skilled nursing facilities impacted by PPS, all of which are subject to Fixed Rent Leases. No facilities impacted by PPS are subject to Percentage Rent Leases.

o Review of the skilled nursing facility budgets prepared by Genesis has shown no significant impact on the Company's properties' lease coverage ratios. Management of the Company will continue to monitor these properties' performance as PPS is fully implemented.

o The Company's lease base has more than nine years before it comes up for renewal. As a result, no leases subject to PPS are contractually due for renegotiation in the near term.

o In addition to skilled nursing facilities, the Company also leases assisted living facilities and medical office buildings. These properties are not impacted by PPS or other items in the Genesis announcement.

Further, while it appears that PPS may have a negative impact on the skilled nursing industry, management does not believe it will have a material impact on the Company.

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

     The following table presents the Company's Funds from Operations for the period from January 30, 1998 to September 30, 1998 (in thousands):

Funds from Operations:

Net income                                                               $3,006
Minority interest                                                           205
                                                                         ------
Net income before minority interest                                      $3,211
Adjustments to derive funds from operations:
     Add:
     Real estate depreciation and amortization                            3,543
     Nonrecurring items -start-up expenses                                2,645
Funds from operations before allocation to minority interest              9,399
       Less :  Funds from operations allocable to minority interest        (585)
                                                                         ------
Funds from operations attributable to the common shareholders            $8,814
                                                                         ======

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1 Subordinated Promissory Note of Meridian payable to the Operating Partnership in the amount of $18.5 million (incorporated by reference to the Company's Form 8-K filed on September 18, 1998)

10.2 Agreement of Limited Partnership of Meridian (incorporated by reference to the Company's Form 8-K filed on September 18, 1998)

10.3 Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto (incorporated by reference to the Company's Form 8-K filed on September 18, 1998)

10.4 Indemnification Consent and Acknowledgment Agreement dated September 3, 1998 between the Operating Partnership and Genesis (incorporated by reference to the Company's Form 8-K filed on September 18, 1998)

27   Financial Data Schedule (for SEC use only)



(b)  Reports on Form 8-K

     The Company filed a Form 8-K on August 24, 1998 to report the adoption of its Share Repurchase Program.

     The Company filed a Form 8-K on September 18, 1998 to report its investment in Meridian.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ELDERTRUST
                              (Registrant)



                              /s/ D. Lee McCreary, Jr.
                              -------------------------------------------------
                              D. Lee McCreary, Jr.
                              Senior Vice President and Chief Financial Officer

                              Date:  November 16, 1998

                                  EXHIBIT INDEX


Exhibit No.                              Exhibit Name                                                        Page
-----------                              ------------                                                        ----
   10.1      Subordinated Promissory Note of ET Sub-Meridian payable to the Operating Partnership in the amount of $18.5 million (incorporated by reference to the Company's Form 8-K filed on
             September 18, 1998)

   10.2      Agreement of Limited Partnership of ET Sub-Meridian (incorporated by reference to the
             Company's Form 8-K filed on September 18, 1998)

   10.3      Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto (incorporated by reference to the Company's Form 8-K filed on
             September 18, 1998)

   10.4      Indemnification Consent and Acknowledgment Agreement dated September 3, 1998 between the
             Operating Partnership and Genesis (incorporated by reference to the Company's Form 8-K filed on September 18, 1998)

   27        Financial Data Schedule (for SEC use only)                                                       24
