Form 10-K
period 1998-12-31
ELDERTRUST
filed 1999-04-01
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      for the year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               for the transition period from _________to_________

                          Commission File No. 001-13807

                                   ElderTrust
             (Exact name of registrant as specified in its charter)

          Maryland                                   23-2932973
(State or other jurisdiction              (I.R.S. Employer Identification
      of incorporation                                 Number)
      or organization)

            101 East State Street, Suite 100, Kennett Square PA          19348
               (Address of principal executive offices)               (Zip Code)

                                 (610) 925-4200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of Each Class                                on which registered
-------------------------------------                    -----------------------
Common shares of  beneficial interest                    New York Stock Exchange
      $.01 par value per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates of the Registrant on February 28, 1999 was $52,273,557 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of February 28, 1999, there were 7,201,100 total common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 20, 1999, are incorporated by reference into Part III of this Form 10-K.

                                   ELDERTRUST
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

Cautionary Statements Regarding Forward-Looking Statements                     1

                                     PART I

Item 1.   Business                                                             1
Item 2.   Properties                                                          51
Item 3.   Legal Proceedings                                                   54
Item 4.   Submission of Matters to a Vote of Security Holders                 54

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                                        54
Item 6.   Selected Financial Data                                             55
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                56
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          72
Item 8.   Financial Statements and Supplementary Data                         74
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                95

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  95
Item 11.  Executive Compensation                                              95
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                                     95
Item 13.  Certain Relationships and Related Transactions                      95

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                                95

           Cautionary Statements Regarding Forward-Looking Statements

         This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to results of operations and businesses of ElderTrust and its consolidated subsidiaries (collectively, the "Company"). All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements within the meaning of the Securities and Exchange Acts. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "anticipates," and "anticipated" or the negative or variations thereof or similar terminology. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially from those expressed or implied by these forward-looking statements. The statements set forth under the caption "Business - Risk Factors" and elsewhere in this Form 10-K, including statements contained in "Business" concerning investments and growth strategies, the Company's transactions with Genesis Health Ventures, Inc. ("Genesis"), government regulation and the impact of Medicare and Medicaid Prospective Payment programs on the Company's lessees and borrowers, certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's ability to meet its liquidity needs and Year 2000 compliance and other statements contained herein regarding matters that are not historical facts identify important factors with respect to these forward-looking statements that could cause actual results to differ materially from those in these forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.


                                     PART I

ITEM 1. BUSINESS

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities (or "senior living centers") and medical and other office buildings. ElderTrust was formed in the State of Maryland on September 23, 1997 and completed its initial public offering (the "Offering") on January 30, 1998, pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust of $114.2 million from the Offering were contributed to a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"), which principally used the proceeds to fund the formation transactions and certain acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Formation Transactions and Acquisitions." ElderTrust is the sole general partner of the Operating Partnership and conducts all of its operations through the Operating Partnership.

         The Company had no real estate investments prior to January 30, 1998. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries (collectively, the "Company"). As of December 31, 1998, skilled nursing facilities and senior living centers comprised approximately 93% of the Company's consolidated investments in real estate properties and loans. At December 31, 1998, the Company's consolidated assets primarily consisted of:

         o a diversified portfolio of 22 healthcare properties aggregating $176.1 million in assets, consisting of seven assisted living facilities, eight skilled nursing facilities, one independent living facility and six medical and other office buildings, which are leased back to the prior owners or other third parties;

         o term loans totaling $27.5 million collateralized by five assisted living facilities on which construction had been recently completed but which were still in transition to occupancy levels required under purchase option agreements; and

         o construction loans totaling $20.4 million collateralized by three assisted living facilities and one independent living facility under construction.

         Additionally, at December 31, 1998 the Company's investments in unconsolidated entities in which it accounts for its investments using the equity method of accounting (the Company's "Equity Investees") consisted of:

         o a 95% nonvoting equity interest in an entity which owns a $7.8 million second mortgage note;

         o a 99% limited partnership interest in an entity which holds leasehold and purchase option rights for seven skilled nursing facilities; and

         o a 99% limited member interest in two entities which each hold an assisted living facility.


         See "Business - Investments."

         Genesis Health Ventures, Inc. ("Genesis") was co-registrant in the Company's Offering. Approximately 70% of the Company's consolidated assets at December 31, 1998 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $14.0 million in 1998. In addition, the Company's Equity Investees also have leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees; and

         o the ability of these entities to complete successfully and on schedule the development projects securing construction loans made by the Company to them.

         The Company has no control over these entities and can make no assurance that any of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made to them. See "Business - Transactions with Genesis" and "Business - Risk Factors."

         Contemporaneously with the closing of the Offering, the Company entered into a $140 million bank credit facility (the "Credit Facility") with Deutsche Bank Securities ("Deutsche Bank") which expired January 29, 1999. The Company used the Credit Facility principally to fund a portion of the initial formation transactions, additional acquisitions during 1998 and for working capital purposes. The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced to $100 million. During this extension period, the Company notified Deutsche Bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred principally as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999. As a result, additional borrowings were not permitted under the Credit Facility while a technical default existed.


         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Company had $95.8 million of indebtedness outstanding under the Credit Facility at March 31, 1999, including the $1.0 million extension fee in connection with this amendment. The interest rate on borrowings outstanding under the Credit Facility will increase from 180 basis points over the one-month London Interbank Borrowing Rate ("LIBOR") to 275 basis points effective June 1, 1999. The weighted average interest rate on borrowings outstanding under the Credit Facility at March 31, 1999 was 6.8%, including the 180 basis point adjustment.

         The Company has entered into discussions with other potential sources to replace the Credit Facility with new financing which would provide longer term funding to support the Company's objectives. The Company currently does not have availability under the Credit Facility to fund acquisitions. If the Company is unable to raise additional capital through equity fiancing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully implement its growth strategy. Additionally, if the Company is unable to obtain replacement financing by January 1, 2000, or is unable to negotiate a further extension to the current credit facility at that time, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. See "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital Resources."

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Risk Factors."

Investments

         Investment Policies

         In determining whether to invest in a facility or fund construction loans, the Company focuses on:

         o the experience of the operator;

         o the financial and operational feasibility of the property;

         o the net short and long-term supply/demand balance within the marketplace for the proposed investment;

         o the financial strength of the borrower or lessee;

         o the security available to support the financing; and

         o the amount of capital committed to the property by the borrower or lessee.

         The Company conducts market research and analysis for potential investments. In addition, the Company reviews the value of the properties, interest rates and debt service coverage requirements of debt to be assumed and the anticipated sources for repayment of such debt.

         The Company's investments primarily take the form of operating lease transactions, permanent mortgage loans and construction financings. Substantially all of the Company's mortgage loans are provided as part of an overall transaction that results in the Company buying the underlying property from, and leasing the property back to, the operator. The Company typically provides construction financing up to the lesser of 80% of the estimated value of the property or 90% of its cost. The Company's policy is to structure long-term financings to maximize returns. The Company believes that appropriate new investments will be available in the future regardless of interest rate fluctuations. However, there can be no assurance that suitable investments will continue to be identified or that such investments can be consummated on acceptable terms. See "Business - Business and Growth Strategies" and "Business
- Risk Factors."

         Mortgage loans and operating leases are normally secured by the underlying real estate, guarantees and/or cash deposits. As of December 31, 1998, cash deposits aggregating $3.5 million were held by the Company as security for operating leases, permanent mortgage loans and construction loan obligations. In addition, the leases and loans are generally cross-defaulted and the loans are cross-collateralized with any other mortgage loans, leases, or other agreements between the operator or any affiliate of the operator and the Company, which were entered into simultaneously. Economic terms of the Company's operating leases include fixed and minimum rent leases, which normally include annual rate increases, and percentage rent leases. Percentage rent leases require rents based upon a fixed percentage of facility revenues throughout the lease term. See "Business - Investments - Owned Properties - Operating Leases."

         The Company monitors its investments through a variety of methods. The monitoring process includes a review and analysis of the facility, borrower or lessee, and guarantor financial statements; periodic site visits; property reviews; and meetings with operators. Such reviews of operators and facilities generally encompass licensure and regulatory compliance materials and reports, contemplated building improvements and other material developments. The Company's lessees and borrowers are subject to various regulations. See "Business - Government Regulations" and "Business - Risk Factors."

         There are no limitations on the amount or percentage of the Company's total assets that may be invested in any one property. Additionally, no limits have been set on the concentration of investments in any one location, operator or facility type.

         The Company may participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness, or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over the Company's equity interest in such property.

         The Company does not intend to invest in the securities of others for the purpose of exercising control. Where appropriate, and subject to REIT qualification rules, the Company may sell certain of its properties.

         Subject to the gross income and asset tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities of other issuers. The Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require ElderTrust or its consolidated subsidiaries to register as investment companies under the Investment Company Act of 1940, as amended.

         To the extent that the Company's board of trustees determines it necessary to obtain additional capital, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow, subject to provisions of the Internal Revenue Code of 1986, as amended (the "Tax Code"), concerning the taxability of undistributed REIT income, or a combination of these methods. See "Business - Financing Policies" for further information concerning the Company's policies regarding debt financing.

         The Company may sell some or all of its investments to Genesis or a third party in the future. Under lease agreements with Genesis or Genesis Equity Investees, these entities have the right of first refusal on offers the Company receives to purchase or lease any of its properties it desires to sell. See "Business - Risk Factors." The Company may consider offering purchase money financing in connection with the sale of properties where the provision of such financing will increase the value received by the Company for the property sold.

         The Company may, but does not presently intend to, make investments other than as described above. The Company will have the authority and may determine it necessary to offer its common shares or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its common shares or any other securities and may engage in such activities in the future. Similarly, the Company may offer additional units of the Operating Partnership or other equity interests in the Operating Partnership that are exchangeable into common or preferred shares of ElderTrust in exchange for property. The Company also may make loans to joint ventures in which it may participate in the future. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Tax Code to qualify as a REIT unless, because of circumstances or changes in the Tax Code (or the regulations promulgated thereunder), the board of trustees determines that it is no longer in the best interests of the Company to qualify as a REIT.

         If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully implement its growth strategy. Additionally, if the Company is unable to obtain replacement financing by January 1, 2000, or is unable to negotiate a further extension to the current credit facility at that time, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. See "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The board of trustees may change the investment policies and activities of the Company at any time without a vote of shareholders. There can be no assurance that the Company's investment objectives will be realized. See "Business - Risk Factors."

         Investment Portfolio

         The Company is a self-managed and self-administered real estate investment trust that invests principally in senior housing and healthcare facilities. As such, the Company has one reportable business segment. All the Company's facilities and business activities are contained within the United States. The Company has significant transactions with Genesis and Genesis Equity Investees. See "Business - Transactions with Genesis."

         The Company's consolidated investments in real estate properties and loans at December 31, 1998 are reflected in the following table:

------------------------------------------------------------------------------------------------------------------------
                                             Percentage     Number     Number    Investment     Number         Number
                                                 of           of         of         per           of             of
    Type of Facility        Investments(1)    Portfolio   Facilities   Beds(2)    Bed (3)     Operators(4)    States(5)
------------------------------------------------------------------------------------------------------------------------
                                              (dollars in thousands)
Owned Properties:
   Assisted Living
     Facilities               $ 83,522          35.8%          7         676    $ 123,553               2            2
   Independent Living
     Facilities                  4,074           1.7           1          72       56,583               1            1
   Skilled Nursing
     Facilities                 81,160          34.9           8       1,251       64,876               3            2
   Medical Office and
     Other Buildings            16,366           7.0           6           -            -               3            4
                           ------------------------------------------------
   Total Owned Properties      185,122          79.4          22       1,999
                           ------------------------------------------------

Term and Construction Loans:
   Assisted Living
     Facilities                 45,845          19.7           8         597       76,792               3            3
   Independent Living
     Facilities                  2,054           0.9           1         147       13,973               1            1
                           ------------------------------------------------
   Total Term and
     Construction Loans         47,899          20.6           9         744
                           ------------------------------------------------

       Totals                 $233,021         100.0%         31       2,743
                           =================================================

(1) Includes investments in real estate properties and loans on real estate properties aggregating $228.5 million, before reductions for accumulated depreciation, and credit enhancements on three owned properties which aggregated $4.5 million.

(2) Based upon the number of private and semi-private beds available at time of acquisition.

(3) Investment per Bed was computed by using the respective facility investment amount divided by number of beds available at time of acquisition for each respective facility.

(4) Genesis or Genesis Equity Investees managed 18 of the owned properties and seven of the properties underlying the term and construction loans, under management agreements with the tenants. See "Business - Transactions with Genesis" and "Item 2 Properties."

(5) The Company has investments in properties located in eight states, occupied by seven different tenants.

         Owned Properties

         Assisted Living Facilities

         Assisted living facilities provide services to aid in activities of daily living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives for the health problems of the elderly or medically frail.

         Independent Living Facilities

         Independent living facilities offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. These facilities offer residents an opportunity for an independent lifestyle with a range of social and health services.

         Skilled Nursing Facilities

         Skilled nursing facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. In some instances, nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals.

         Medical Office and Other Buildings

         The medical office and other buildings provide office space primarily to practicing physicians and other healthcare professionals, principally in connection with services rendered by these physicians at an adjacent acute care facility.

         Operating Leases

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, is leased pursuant to a long-term lease. These leases generally have a fixed term of 5 to 12 years and contain multiple five to ten-year renewal options. Some of these leases provide for rents based on a specified percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. The remaining leases ("fixed rent leases") are with tenants in the medical and other office buildings and provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five year period. Some of the lessees subject to fixed rent leases are required to repair, rebuild and maintain the leased properties.

         The net consolidated carrying value of the Company's leased properties aggregated $176.1 million at December 31, 1998, excluding credit enhancements aggregating $4.5 million on three properties. Credit enhancements consisted of $3.5 million in bond and operating reserve funds required in connection with outstanding debt issues on three facilities and letters of credit aggregating $1 million on two of the three facilities.

         The Company is obligated, or has an option, to purchase eight assisted living facilities underlying term and construction loans. These facilities will generally be leased back to the sellers pursuant to percentage or minimum rent leases. See "Term and Construction Loans" below.

         Term and Construction Loans

         Term Loans

         The Company has investments in five term loans that are structured to provide the Company with interest income and will generally be used to acquire the underlying property when the facilities achieve stabilized occupancy. All of the $27.5 million of term loans as of December 31, 1998 were first mortgage loans. The borrower under each of these loans is Genesis or Genesis Equity Investees. The interest rate on the Company's investments in term loans for operating facilities ranges from 9.5% to 10.5% per annum on the outstanding balances. The yield to the Company on term loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, and any interest rate adjustments. The term loans for operating facilities at December 31, 1998 are generally subject to two year terms and provide for one-year extension periods with increased interest of 50 basis points for each extension period, and a balloon payment of the outstanding principal balance at the end of the term.

         The Company is obligated to purchase from and leaseback the five facilities to the current borrowers under these loans upon the earlier of the maturity of the related loan or at such time as the facilities reach average monthly occupancy of at least 90% for three consecutive months. The purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the original transaction commencement date. See "Business - Transactions with Genesis." The Company may be limited in its ability to fund these purchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         Construction Loans

         The Company provides construction financing on healthcare facilities under development. Generally, the construction loans require the Company to purchase and lease back the facility underlying the loan under a long-term operating lease when the facility achieves stabilized occupancy. The rates on the outstanding balances of the Company's construction financings generally range from 350 to 400 basis points over the three-year Treasury rates in effect at the time the loan is executed. The construction financing period commences upon initial funding and terminates upon the earlier of the term of the construction loan, generally two to three years, or achievement of average monthly occupancy of at least 90% for three consecutive months, which generally occurs within 12 to 18 months after completion of the development project. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable financing agreement. These terms may require, among other things, a site visit by a Company representative prior to the advancement of funds. Monthly interest payments are made on the total amount of the proceeds advanced during the development period. During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one, or a combination of, the operator's general contractor or parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

         At December 31, 1998, the Company had four outstanding construction loans aggregating $20.4 million. The interest rate on the Company's investments in construction loans ranges from 9% to 15% per annum on the outstanding balances.

         At December 31, 1998, the Company was committed to providing additional construction funding of approximately $6.1 million on the four ongoing projects for which it had outstanding construction loans. The Company was also committed to providing funding of approximately $1.6 million to a lessee of one of the Company's properties for renovations to the facility. The following is a rollforward of the Company's construction loan commitments during 1998:

                                                                   Development          Ongoing
                                                                    Projects            Projects
                                                                 ---------------      -----------
                                                                           (in thousands)
Construction loan commitments, January 30, 1998                          $44,700          $27,798
Commitments entered into during 1998                                           -            1,700
Commitments funded during 1998                                                 -          (21,791)
Commitments which expired during 1998                                    (44,700)               -
                                                                 ---------------      -----------
Construction loan commitments, December 31, 1998 (a)                           -      $     7,707
                                                                 ===============      ===========

      (a) This amount is expected to be funded during 1999.

         The construction loan commitments outstanding for development projects related to providing financing for nine assisted living projects which were in the planning stage, which included $37.3 million in commitments to Genesis or Genesis Equity Investees. These construction loan commitments expired during 1998. The Company expects to fund its construction loan commitments during 1999 with cash flow from operations and funds available under the Credit Facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         The Company has the obligation to purchase from and leaseback to Genesis or Genesis Equity Investees, under tenant or management agreements, two of the four facilities underlying its construction loans, upon the earlier of the maturity of the related construction loan or at such time as the facilities achieve average monthly occupancy of at least 90% for three consecutive months. The purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the original transaction commencement date. See "Business - Transactions with Genesis." The Company also has the option to purchase and leaseback one of the two remaining facilities from an unaffiliated company for $13.0 million upon the earlier of the maturity of the related construction loan or at such time as the facility achieves average monthly occupancy of at least 90% for three consecutive months. The Company may be limited in its ability to fund these purchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         Investments in the Company's Equity Investees

         The Company has several investments in entities in which the controlling interest is owned by Mr. Edward B. Romanov, Jr., the Company's President and Chief Executive Officer. As a result, the Company records its investments in and results of operations from these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-K.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in an unconsolidated entity, ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. Romanov. As of December 31, 1998, ET Capital owned a $7.8 million second mortgage note with AGE Institute of Florida, which it acquired from Genesis. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full.

         The Company recorded income of $156,000 related to the portion of its equity interest in ET Capital's results of operations for the year ended December 31, 1998. ET Capital has notes receivable of $12.5 million and long-term debt of $9.7 million payable to the Company at December 31, 1998. See
Note 6 to the Company's consolidated financial statements included in this Form 10-K.

         ET Capital has notes receivable aggregating $4.7 million at December 31, 1998 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature in December 2001 and bear interest at 12% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 1998 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.8 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         ET Sub-Meridian Limited Partnership, L.P.

         During September 1998, the Company acquired a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. Romanov is the sole member. ET Sub-Meridian was formed to acquire the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey from a wholly owned subsidiary of Genesis for $35.5 million in cash and issuance of $8.5 million in term loans. See "Business - Transactions with Genesis." The owners of the skilled nursing facilities provided $17.7 million of financing to ET Sub-Meridian in connection with this transaction. These promissory notes bear interest at 7.06% annually, with principal and interest payable monthly through September 1, 2008.

         The Company recorded a loss of $752,000 related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 1998. ET Sub-Meridian has real estate investments and long-term debt of $110.0 million and $107.4 million, respectively, at December 31, 1998. See Note 6 to the Company's consolidated financial statements included in this Form 10-K. At December 31, 1998, ET Sub-Meridian had a $17.6 million subordinated demand loan payable to the Company, bearing interest at 12% per annum in connection with the above transaction.

         ET Sub-Heritage Andover, LLC
         ET Sub-Vernon Court, LLC
         ET Sub-Cabot Park, LLC
         ET Sub-Cleveland Circle, LLC

         During December 1998, the Company, through four newly-created limited liability companies (ET Sub-Heritage Andover, LLC, ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC, and ET Sub-Cleveland Circle, LLC), acquired member interests in three assisted living facilities and one independent living facility from National Development of New England, an unaffiliated third party for $23.6 million in cash, assumption of $37.8 million in indebtedness and issuance of $3.0 million in term loans, which mature June 30, 1999. A Genesis Equity Investee leases each of the facilities.

         As part of the purchase price paid by the limited liability companies for the four facilities, the Company and Mr. Romanov made capital contributions to the limited liability companies totaling $1.7 million and $8,600, respectively. The Company also made $15.4 million of subordinated demand loans, bearing interest at 12% per annum, to the limited liability companies. In addition, the Company and Mr. Romanov contributed capital of $900,000 and $47,000, respectively, and the Company made additional loans aggregating $3.8 million to ET Capital, bearing interest at 15%. ET Capital made loans aggregating $4.7 million to three of the limited liability companies. The Company also has an option to acquire Mr. Romanov's interest in ET Sub-Vernon Court, LLC. The option exercise price is equal to Mr. Romanov's investment of $3,200 and expires on November 30, 1999. As part of this transaction, the Company assigned its right to acquire a fifth facility to the Genesis Equity Investee and advanced to this entity $300,000 to pay a management termination fee due to the prior manager of the facilities.

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at December 31, 1998. In each of the remaining three limited liability companies, the Company has a 99% member interest and a limited liability company of which Mr. Romanov is the sole member has a 1% managing member interest. As the Company has the ability to acquire Mr. Romanov's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at December 31, 1998.

         The Company recorded aggregate losses of $52,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC's results of operations for the year ended December 31, 1998. These two entities have real estate investments and aggregate long-term debt of $32.3 million and $31.2 million, respectively, at December 31, 1998. See Note 6 to the Company's consolidated financial statements included in this Form 10-K.

         Right of First Refusal Agreement

         The Company and Genesis have entered into a three year agreement which expires January 30, 2001, subject to annual renewals thereafter. The agreement provides Genesis with a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by the seller or an affiliate of the seller.

         The agreement also provides the Company with the following:

         o a right of first refusal to purchase and leaseback any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback as part of a sale/leaseback transaction or transactions, excluding sale/leaseback transactions with commercial banking institutions;

         o a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and

         o a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities currently owned by Genesis.

         The Company believes that its agreement with Genesis will provide it with opportunities to acquire and finance the development of additional assisted living, independent living and skilled nursing facilities within the Genesis ElderCareTM Networks. See Business - Transactions with Genesis" and "Business - Risk Factors."

Business and Growth Strategies

         The Company's principal business objective is to maximize growth in cash available for distribution and to enhance the value of its portfolio in attempting to maximize total return to shareholders. The Company's business and growth strategies to achieve this are:

         o to invest in a portfolio of healthcare-related properties and mortgages that are;
           > operated or managed by established operators, and;
           > located in close proximity to complementary healthcare services and facilities;

         o to pursue new investment opportunities through traditional and/or innovative financing techniques; and

         o to provide shareholders the opportunity for increased annual distributions funded by income from new investments or annual increases in rental and interest income from existing assets.

          The Company believes its strategy of investing in facilities that are managed by established operators, such as Genesis, and that are located near other complementary healthcare services and facilities will result in a marketing advantage for operators of its facilities, which may result in higher occupancy rates and revenues. Substantially all of the Company's senior living centers and development projects are located in close proximity to complementary healthcare services and facilities, such as skilled nursing facilities operated by Genesis and other healthcare providers. Genesis intends for residents of assisted living facilities owned by the Company to have access to long-term care at a Genesis managed skilled nursing facility located near the assisted living facility. In addition, complementary healthcare providers, such as Genesis, will be available to provide ancillary services (such as pharmacy, physical therapy, nursing and physician services) needed from time to time by residents of the facilities leased to or managed by Genesis. The Company is in the process of reviewing a strategy to diversify its investment portfolio by operator, geography, type of healthcare facilities and form of financing to reduce its exposure to Genesis. See "Business - Risk Factors."

         The Company anticipates future internal and external growth will result from the following:

         Internal Growth from Operating Leases. Management anticipates future internal growth from operating leases will result from:

         o potentially higher occupancy and associated increased rental income from facilities;

         o future price increases to facility residents and resulting increases in rental income payable under the Company's percentage and minimum rent leases; and

         o adjustments to rents under some of the Company's fixed rent leases.

         Growth from Draws Under Construction Loans and Facility Purchase Contracts and Options. The Company anticipates future growth from construction loans and commitments and facility purchase contracts and options will result from:

         o increasing draws under construction loans; and

         o the purchase and leaseback, pursuant to purchase contracts, of certain senior housing center development projects upon the earlier of the maturity of the related construction loan or at such time as the facility reaches average monthly occupancy of at least 90% for three consecutive months.

         External Growth. The Company's external growth strategy is to become a significant source of healthcare industry capital. During 1998, the Company focused on the acquisition of equity interests in and mortgages secured by assisted living, independent living and skilled nursing facilities, and, to a lesser extent, medical office and other buildings, located in the eastern United States. The Company may also make investments in other types of healthcare facilities and in other geographic regions in the future. The Company believes that the substantial healthcare industry experience and numerous relationships of its management and trustees will help the Company identify, evaluate and complete additional investments. A portion of such investments may involve Genesis as lessee or manager. See "Business - Risk Factors."

         The Company's ability to grow through increases in rental income, construction financings and acquisition of equity interests in and mortgages secured by healthcare facilities, is subject to various factors including occupancy and gross revenue trends of its lessees and borrowers and availability of capital for expansion. The Company's lessees and borrowers may experience decreases in their occupancy rates or gross revenues in connection with healthcare reform and reductions in reimbursement for their products or services. See "Business - Reimbursement" and "Business - Risk Factors."

         The Company expects to fund its construction loan commitments during 1999 with cash flow from operations and funds available under the Credit Facility. However, the Company may be limited in its ability to fund its obligations under purchase contracts. If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully implement its growth strategy. Additionally, if the Company is unable to obtain replacement financing by January 1, 2000, or is unable to negotiate a further extension to its current credit facility at that time, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. See "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The board of trustees may change the Company's business and growth strategy at any time without a vote of shareholders. There can be no assurance that the Company's growth objectives will be realized. See "Business - Risk Factors."

Financing Policies

         The Company does not have a policy limiting the amount of indebtedness that the Company may incur. In addition, the declaration of trust and bylaws of the Company do not limit the amount or percentage of indebtedness that the Company may incur. The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole. The board of trustees will consider a number of factors when evaluating the Company's level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of its properties upon refinancing and the ability of particular properties and the Company as a whole to generate sufficient cash flow to cover expected debt service. See "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Transactions with Genesis

         The Company and its Equity Investees had the following transactions during 1998 with Genesis and its Equity Investees:

                                                Genesis (1)                Genesis Equity Investees (2)
                                       -------------------------------    --------------------------------
                                         Number of        Investment        Number of         Investment
                                        Properties(3)      Amount(3)       Properties(3)       Amount(3)
                                       --------------    -------------    --------------    --------------
                                                             (dollars in thousands)
ElderTrust                                        14       $ 89,552                  10         $98,145

ElderTrust Equity Investees (4)                    7        110,024                   2          32,316

(1) Represents Genesis and its consolidated subsidiaries.

(2) Represents entities in which Genesis accounts for its investment using the equity method of accounting.

(3) Represents investments in or loans on real estate properties owned by the Company or entities in which it accounts for its investment using the equity method of accounting.

(4) Represents entities in which the Company accounts for its investment using the equity method of accounting.

         Below is a description of the transactions which comprised the information in the above table.

         Transactions between the Company and Genesis

         Upon consummation of the Offering on January 30, 1998, the Company paid approximately $80.7 million in cash and assumed $31.4 million of indebtedness for thirteen properties or interests therein acquired directly from Genesis. Additionally, during March 1998, the Company also acquired an additional property from Genesis for approximately $3.0 million in cash and assumption of $2.7 million in indebtedness. These properties were leased back to Genesis under percentage and minimum rent leases, each for an initial ten-year period with two five-year renewals.

         During 1998, the Company received lease payments of $6.9 million from Genesis. The Company also received $2.9 million for the first month's rent, security deposits and closing costs in connection with these leased properties. As a result of the assumption of indebtedness by the Company on two of the properties acquired by it, Genesis was released from guarantees totaling approximately $3.2 million.

         Upon consummation of the Offering, the Company also made payments to or purchased from Genesis its ownership interests in two term loans, two construction loans and a first mortgage loan aggregating $9.7 million, $3.5 million and $800,000, respectively. The term and construction loans have maturities of between two and three years, subject to extension by the borrower for up to three successive one-year terms, with a weighted average interest rate of 9.4%. The first mortgage loan, which was not with Genesis, matured in December 1998. In 1998 the Company recorded interest income on term and construction loans of $935,000 from Genesis. The Company has agreed to purchase three facilities underlying the related loans with Genesis upon the earlier of the maturity of the loan or at such time as each applicable facility reaches average monthly occupancy of at least 90% for three consecutive months. The purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the original transaction commencement date. The Company may be limited in its ability to fund these purchases. See "Business - Risk Factors" and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         The Company entered into a right of first refusal agreement with Genesis, whereby the Company was granted a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facility which Genesis determines to sell and leaseback. See "Business - Investments - Right of First Refusal Agreement."

         The Company paid Genesis approximately $3.0 million in cash as reimbursement for expenses incurred by Genesis on behalf of the Company in connection with its formation. This amount included start-up and Offering expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Genesis has guaranteed the leases for 10 properties which are leased by wholly-owned subsidiaries of Genesis. In the event Genesis assigns one or more of the leases to a non-wholly owned subsidiary or a third party, Genesis will no longer guarantee the applicable lease. Any such assignment would require the consent of the Company which may not be unreasonably withheld. See "Business - Risk Fators."

         During 1998, the Company incurred approximately $730,000 of expenses in connection with property due diligence for a proposed $250 million real estate mortgage investment conduit transaction that was to be secured by skilled nursing facilities owned by Genesis. The Company was not able to complete the transaction because of adverse conditions in the capital markets. Genesis reimbursed the Company for $165,000 of these expenses through December 31, 1998.

         Transactions between the Company and Genesis Equity Investees

         Upon consummation of the Offering, the Company paid approximately $15.9 million in cash for two term loans and one construction loan to Genesis Equity Investees. The Company recorded interest income on these loans of $2.2 million in 1998. The Company has agreed to purchase the facilities underlying these loans upon the earlier of the maturity of the loan or at such time as each applicable facility reaches average monthly occupancy of at least 90% for three consecutive months. The purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the original transaction commencement date. The Company may be limited in its ability to fund these purchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

         The Company received lease payments of $4.0 million in 1998 from Genesis Equity Investees.

         Transactions between the Company's Equity Investees and Genesis

         The Company's Equity Investees had certain transactions with Genesis during 1998. As the Company does not exercise voting control of its Equity Investees, the Company records its investments in and results of operations from these entities using the equity method of accounting. As a result, these entities and their transactions with Genesis are not consolidated into the Company's consolidated financial statements included in this Form 10-K. See "Business - Investments - Transactions with the Company's Equity Investees."

         During 1998, ET Capital, acquired from Genesis a $7.8 million second mortgage note with an unaffiliated third party.

         During September 1998, ET Sub-Meridian acquired the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey from a wholly-owned subsidiary of Genesis. ET Sub-Meridian paid the Genesis subsidiary $35.5 million in cash and $8.5 million in the form of a five-year promissory note for these rights. The Company guaranteed the $8.5 million promissory note of ET-Sub Meridian payable to the Genesis subsidiary that leases the facilities. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to the Genesis subsidiary for an initial ten-year period with a ten-year renewal exercisable by that entity. Genesis has guaranteed the subleases.

         As part of the ET Sub-Meridian transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure to a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the current owners against any such loss of deferral to tax benefits or default resulting in a taxable event to the owners.

         Transactions between the Company, its Equity Investees and Genesis Equity Investees

         During December 1998, the Company, through four newly-created limited liability companies, acquired direct and indirect interests in three assisted living facilities and one independent living facility from an unaffiliated third party. A Genesis Equity Investee leases each of the facilities. See "Business - Investments - Transactions with the Company's Equity Investees." As part of this transaction, the Company assigned its right to acquire a fifth facility to this Genesis Equity Investee and advanced to Genesis $300,000 to pay a management termination fee to the prior manager of the facilities.

Reimbursement

         Health Care Reform

         The healthcare industry is subject to extensive federal, state and local regulation. The Company is affected by government regulation of the healthcare industry in that the Company receives rent and debt payments from lessees and borrowers and the Company's additional rents are generally based on its lessees' gross revenue from operations. The underlying value of certain of the Company's facilities depends on the revenue and profit that a facility is able to generate. Aggressive efforts by health insurers and governmental agencies to limit the cost of healthcare services and to reduce utilization of hospital and other healthcare facilities may reduce future revenues or slow revenue growth from these healthcare facilities and shift or reduce utilization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Outlook and Risks."

         In recent years, a number of laws have been enacted that have effected major changes in the healthcare system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in these systems. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payors, any of which could materially adversely impact the Company's lessees and borrowers.

         Medicare and Medicaid Reimbursement

         Certain of the Company's lessees and borrowers, particularly those who operate skilled nursing facilities, are reimbursed by the Medicare and Medicaid programs for their products and services. Legislative and regulatory action has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which may adversely impact certain of the Company's lessees and borrowers. Therefore, the Company's revenues may be indirectly affected by changes in these programs. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the Company's lessees and borrowers may experience increases in time periods between submission of Medicare and Medicaid program claims and receipt of payments due to increased regulatory action and governmental budgetary constraints. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients. Both Medicare and Medicaid payments are generally below retail rates for Lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to the Company's lessees or borrowers. See "Business - Risk Factors."

         Impact of Balanced Budget Act

         The Balanced Budget Act mandated establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities under which such facilities will be paid a federal per diem rate for most covered nursing facility services. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates initially will be based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without regard to historic reimbursement levels.

         At the state level, the Balanced Budget Act also repealed rules which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications.

         It is unclear the impact the Balanced Budget Act will have on the Company's lessees and borrowers abilities to make lease and debt payments to the Company. The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to insure appropriate payments are being received. In February 1999, Genesis reported the estimated adverse impact of PPS on its revenues in its Form 10-Q for the three months ended December 31, 1998. However, in connection with the Company's review of the properties leased to Genesis or Genesis Equity Investees, management notes:

         o Of the 31 properties the Company owns or that are owned by its Equity Investees, 15 are skilled nursing facilities impacted by PPS and which are subject to fixed rent leases. No facilities impacted by PPS are subject to percentage rent leases.

         o An aggregate review of the skilled nursing facilities' operations did not indicate a significant impact on the properties' lease coverage ratios. Management of the Company will continue to monitor the performance of these properties as PPS is fully implemented.

         o The Company's lease base has approximately nine years before it comes up for renewal. As a result, no leases subject to PPS are contractually due for renegotiation in the near term.

         o In addition to skilled nursing facilities, the Company also leases assisted living facilities and medical office buildings. These properties are not directly impacted by PPS or other items in the Genesis announcement.

         As a result, while it appears that PPS may have a negative impact on the skilled nursing industry, including Genesis, management does not believe it will have a material adverse impact on the Company's cash flows, results of operations or financial condition. However, there can be no assurances that the Company's lessees or borrowers will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, or by future changes in regulations or interpretations of such regulations. See "Business - Government Regulation" and "Business - Risk Factors."

Government Regulation

         The long-term care segment of the healthcare industry is highly regulated. Operators of skilled nursing facilities are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, compliance with building and safety codes and environmental laws. Operators of skilled nursing facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, the continued licensing of the facility under state law, certification under the Medicare and Medicaid programs and the ability to participate in other third party payment programs. Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions of skilled nursing facilities and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. The failure to obtain or maintain any required regulatory approvals or licenses could prevent an operator from offering services or adversely affect its ability to receive reimbursement for services and could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility.

         Federal laws also impose civil and criminal penalties for submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that lessees or borrowers of the Company's skilled nursing facilities or the provision of services and supplies by such lessees will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state regulatory authorities or that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of lessees or borrowers to make rental or loan payments to the Company.

         Both Medicare and the Pennsylvania Medicaid programs impose limitations on the amount of reimbursement available for capital-related costs, such as depreciation, interest and rental expenses, following a change of ownership, including a sale and leaseback transaction. Under currently applicable Medicare reimbursement policies, the amount of Medicare reimbursement available to a skilled nursing facility for rental expenses following a sale and leaseback transaction may not exceed the amount that would have been reimbursed as capital costs had the provider retained legal title to the facility. Thus, if rental expenses are greater than the allowable capital cost reimbursement a skilled nursing facility would have received had the sale and leaseback transaction not occurred and the provider retained legal title, the amount of Medicare reimbursement received by the provider will be limited. Medicare began a three-year phase out of separate capital cost reimbursement for skilled nursing facilities beginning July 1, 1998 under provisions of the Balanced Budget Act that will provide reimbursement for capital-related costs through the facility's per diem rates for resident care without regard to the facility's actual capital costs. The Pennsylvania Medicaid program also limits capital cost reimbursement, basing reimbursement for capital-related costs for new owners (including rent paid by lessees) on the appraised fair rental value of the facility to the prior owner as determined by the Pennsylvania Department of Public Welfare. There can be no assurance that reimbursement of the costs of the Company's skilled nursing facilities under current or future reimbursement methodologies will be adequate to cover the rental payments owed to the Company by the lessees of these properties.

         Although not currently regulated at the federal level (except under laws of general applicability to businesses, such as work place safety and income tax requirements), assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and limited nursing services; monitoring of wellness; physical plant inspections; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice. In several states, assisted living facilities also require a certificate of need before the facility can be opened or expanded or before it can reduce its resident capacity or make other significant capital expenditures. Some of the Company's properties are licensed to provide independent living services which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspection by government authorities.

         In most states, assisted living facilities, as well as skilled nursing and other healthcare facilities, are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by the Company's lessees or borrowers to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in opening or expanding a facility. Any failure by the Company's lessees or borrowers to comply with such requirements could have a material adverse effect on the Company.

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Healthcare Programs anti-kickback laws, which govern certain financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Healthcare Program patients (including Medicare and Medicaid) or the purchasing, leasing, ordering or arranging for any goods, facilities, services or items for which payment can be made under Medicare or Medicaid. A violation of the Federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid, or in civil or criminal penalties. The potential for issues to arise under this law may be increased under a provision of the Balanced Budget Act which, as currently implemented, requires skilled nursing facilities to purchase and bill for services of ancillary care providers treating some of their Medicare residents.

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of the Company's lessees or borrowers.

Taxation

         General

         A corporation, trust or association meeting certain requirements may elect to be treated as a REIT for federal income tax purposes. Commencing with its taxable year ended December 31, 1998, and in all subsequent years, the Company expects to qualify as a REIT under Sections 856 to 860, inclusive, of the Tax Code. To qualify as a REIT, the Company must satisfy a variety of complex organizational and operating requirements each year, including stock ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income. The Company intends to operate in such manner as to qualify as a REIT for federal income tax purposes, but no assurance can be given that the Company will continue to operate in such a manner so as to qualify or remain qualified as a REIT.

         Generally, for each taxable year during which the Company qualifies as a REIT, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from investment in a regular corporation. However, the Company will be subject to federal income tax as discussed below.

         To qualify as a REIT, the Company must distribute at least the sum of
(a) 95% of its REIT ordinary income for such year, (b) 95% of its REIT capital gain net income for such year and (c) any undistributed taxable income from prior periods. To the extent that the Company distributes at least 95%, but less than 100% of its REIT taxable income, any undistributed income or gains will be taxed to the Company at regular federal corporate tax rates. Any undistributed net long-term capital gains that the Company elects to be taxed on will be treated as having been distributed to the shareholders and will be included by them in determining the amount of their capital gains. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference the capital gain income and the tax credit allocated to them. Under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%.

         The Company may elect to treat any real property it acquires by foreclosure as foreclosure property if certain conditions are satisfied. With a valid election, the Company is permitted to directly own such property until the end of the third taxable year after the year of acquisition so long as the independent contractor (which would not include Genesis or its affiliates) operates the property within 90 days after the property is acquired. Income from foreclosure property is subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

         If the Company should fail to distribute during each calendar year at least the sum of (a) 95% of its REIT ordinary income for such year, (b) 95% of its REIT capital gain net income for such year and (c) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If the Company should fail to satisfy a 75% gross income test or a 95% gross income test, but has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% test multiplied by (b) a fraction intended to reflect the Company's profitability.

         Failure To Qualify as a REIT

         While the Company intends to operate so as to qualify as a real estate investment trust under the Tax Code, if in any taxable year the Company fails to qualify, and certain relief provisions do not apply, its taxable income would be subject to tax (including alternative minimum tax) at corporate rates. If that occurred, the Company might have to dispose of a significant amount of its assets or incur a significant amount of debt in order to pay the resulting federal income tax. Further distributions to its shareholders would not be deductible by the Company nor would they be required to be made.

         Distributions out of the Company's current or accumulated earnings and profits would be taxable to the Company's shareholders as dividends and would be eligible for the dividends received deduction for corporations. No portion of any distributions would be eligible for designation as a capital gain dividend. Further, the Company would be unable to pass through its undistributed capital gains and the related tax paid by the Company.

         Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. The foregoing is only a summary of some of the significant federal income tax considerations affecting the Company and is qualified in its entirety by reference to the applicable provisions of the Tax Code, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof. Stockholders of the Company are urged to consult their own tax advisors as to the effects of these rules and regulations on them. In particular, foreign shareholders should consult with their tax advisors concerning the tax consequences of ownership of shares in the Company, including the possibility that distributions with respect to the shares will be subject to federal income tax withholding.

Competition

         The Company competes with other healthcare REITs, real estate partnerships, healthcare providers and other investors, including but not limited to banks and insurance companies, in the acquisition, leasing and financing of healthcare facilities. Certain of these investors may have greater resources than the Company. Genesis and other lessees operating properties that the Company owns or that secure loans made by the Company compete on a local and regional basis with operators of other facilities that provide comparable services. Operators compete for residents based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. Moreover, if the development of new assisted living facilities outpaces demand for these facilities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause operators of Company-owned facilities to experience decreased occupancy, depressed margins and lower operating results, which could have a material adverse effect on their ability to make lease or loan payments to the Company.

Employees

As of December 31, 1998, the Company employed seven full-time employees.

Risk Factors

         Set forth below are the risks that we believe are material to investors who purchase or own our common shares of beneficial interest or units of limited partnership interest in the Operating Partnership, which are redeemable by the holder on a one-for-one basis for common shares or their cash equivalent, at our election. As used herein, all references to "we," "us" or "our" mean ElderTrust and its consolidated subsidiaries unless the context otherwise requires.

         We must replace our existing credit facility

         When we completed our initial public offering, we obtained a 364 day secured credit facility of up to $140 million from Deutsche Bank, whereby Deutsche Bank had an option to extend the credit facility for an additional 364 days. At December 31, 1998, we had $90.2 million of borrowings outstanding under our credit facility, which is secured by substantially all of our assets not otherwise pledged to other mortgagees. As a result of turmoil in the credit markets in late summer and the fall of 1998, management of Deutsche Bank decided to discontinue extending lines of credit to REITs and, therefore, declined to exercise its option to extend the credit facility for an additional 364 day period. The credit facility expired January 29, 1999. The original expiration date of the credit facility was extended on January 29, 1999 to April 30, 1999, and the availability under the credit facility was reduced to $100 million. During this extension period, we notified Deutsche Bank that we were in violation of certain restrictive covenants under the credit facility which occurred principally as a result of our equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999. As a result, additional borrowings were not permitted under the credit facility while a technical default existed.

         On March 31, 1999, the term of the credit facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived our defaults under the credit facility and provided for available borrowings up to an aggregate of $100.5 million. We had $95.8 million of indebtedness outstanding under the credit facility at March 31, 1999, including the $1.0 million extension fee in connection with this amendment. The interest rate on borrowings outstanding under the credit facility will increase from 180 basis points over the one-month LIBOR rate to 275 basis points effective June 1, 1999. The weighted average interest rate on borrowings outstanding under the credit facility at March 31, 1999 was 6.8%, including the 180 basis point adjustment.

         We have entered into discussions with other potential sources to replace the credit facility with new financing which would provide longer term funding to support our objectives. If we are unable to raise additional capital through equity financing, or unable to increase our borrowing capacity, we may be limited in our ability to fully implement our growth strategy. Additionally, if we are unable to obtain replacement financing by January 1, 2000, or unable to negotiate a further extension to the current credit facility at that time, Deutsche Bank could exercise its right to foreclose on the collateral securing the credit facility, which would have a significant adverse affect on our ability to continue our operations and meet our obligations, including payment of quarterly shareholder distributions.

         To qualify as a REIT, we must distribute at least 95% of our net taxable income, excluding any net capital gain. If we are unable to make required shareholder distributions, then we may be unable to qualify as a REIT and would be subject to federal income taxes.

         Replacement financing may have significantly greater interest costs

         We are currently negotiating with new lenders for financing to replace our existing credit facility with Deutsche Bank. Based on preliminary discussions with potential lenders, we expect to be able to replace the borrowings under our credit facility. However, the interest rate on the new debt may be significantly higher than the interest rate on our existing credit facility with Deutsche Bank. Additionally, we may be required to pay significant financing fees in the future in connection with replacement financing or negotiating a further extension with Deutsche Bank. An increased interest rate or significant financing fees would reduce our cash flow and affect our ability to maintain distributions to our shareholders at previous levels. We can give no assurance that we will be able to obtain replacement financing on acceptable terms or at all, or that, if obtained, we will be able to maintain distributions to our common shareholders at current levels, if at all.

         Rising interest rates could adversely affect our cash flow because of variable rate debt

         At December 31, 1998, we had $90.2 million of variable rate indebtedness outstanding under our existing credit facility, with an interest rate of one-month LIBOR plus 180 basis points (7.36% at December 31, 1998). The interest rate on borrowings outstanding under our credit facility is expected to increase to 275 basis points over one-month LIBOR effective June 1, 1999. We expect that some or all of any replacement financing of our existing credit facility may have a variable interest rate, and we may borrow additional money with variable interest rates in the future. The interest rate on replacement financing may be significantly higher than the interest rates we are subject to under the existing credit facility. We would expect significant increases in interest rates to result in significant increases in interest expense, which could adversely affect cash flow and our ability to meet our obligations and make distributions to shareholders at current levels, if at all.

         Our degree of leverage could limit our ability to obtain additional financing and adversely affect our cash flow

         As of December 31, 1998, our debt to book capitalization ratio, which we calculate as total debt as a percentage of total debt plus the book equity attributed to our outstanding common shares and outstanding partnership units, was approximately 54.1%. We do not have a stated policy limiting the amount of debt that we may incur. If we increase our leverage it could pose risks to our shareholders, including that:

         o our debt service may increase, which could adversely affect our cash flow and, consequently, the amount available for distribution to our shareholders;

         o the risk that we will default on our indebtedness may increase;

         o we may be unable to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, development or other general corporate purposes, or our ability to obtain such financing on satisfactory terms may be impaired; and we may be more vulnerable to a downturn in our business or the economy generally.

         Additionally, we may not have sufficient cash flow to repay indebtedness outstanding if our creditors require immediate repayment of these amounts or if the collateral underlying these amounts is insufficient to cover the outstanding balances.

         Our ability to grow may be significantly limited until the capital and credit markets improve

         During 1998, the stock prices of publicly traded equity real estate investment trusts fell on average by 17.5%, according to industry data published by the National Association of Real Estate Investment Trusts ("NAREIT"). The stock prices of publicly traded healthcare equity real estate investment trusts fell on average by 17.45% according to NAREIT and our stock price fell by 36.1% during this period. This share price decline, combined with the reduction in Medicare reimbursement levels during and after 1998, also has resulted in a significant curtailment of banks' willingness to extend loans secured by healthcare-related real estate, and has raised concerns about the ability of some less well capitalized nursing home operators to continue their operations. All of these factors have adversely affected our ability to access the capital and credit markets. Because we rely on these markets to fund our growth, our ability to grow may be significantly limited until such time as the capital and credit markets improve.

         We depend upon external sources of capital

         To qualify as a REIT, we must distribute to our shareholders each year at least 95% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including those for acquisitions, from income from operations. We, therefore, rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of security holders' interests, and additional debt financing may substantially increase our leverage.

         We rely to a substantial degree upon contractural obligations in the form of leases and loans with subsidiaries of Genesis and other entities in which Genesis has an equity ownership interest as our majority source of revenues and for our ability to meet our corporate obligations

         Approximately 70% of our consolidated assets at December 31, 1998 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis has an equity ownership interest, under agreements as manager, tenant or borrower. We recorded revenues in connection with these leases and borrowings aggregating $14.0 million in 1998. In addition, we have investments in unconsolidated entities which have also leased properties or provided mortgages on properties to Genesis or entities in which Genesis has an equity ownership interest. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and other entities in which Genesis has an equity ownership interest to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or other entities in which Genesis has an equity ownership interest; and

         o the ability of these entities to complete successfully and on schedule the development projects securing construction loans made by the Company to them.

         We have no control over Genesis or any of its subsidiaries or entities in which Genesis has an equity ownership interest and can make no assurance that any of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans we have made to them. However, we have not experienced any operating issues to date with these entities.

         Genesis is not obligated to guarantee leases of its wholly-owned subsidiaries if Genesis assigns one or more of these leases to a non-wholly-owned subsidiary or to a third party

         Genesis currently guarantees the lease obligations of its wholly-owned subsidiaries. Under these leases, any assignment of these leases would require our consent, which we may not unreasonably withhold. If Genesis assigns one or more of the leases to a non-wholly owned subsidiary or a third party, Genesis would no longer be obligated to guarantee the applicable leases. While we would evaluate the creditworthiness of any assignee in determining whether to provide our consent, any transferee could be less creditworthy than Genesis.

         Genesis' right of first refusal to lease acquired facilities not operated by the seller may discourage third parties from entering into transactions with us and result in less favorable lease terms to us

         At the time of our initial public offering, we entered into the right of first refusal agreement with Genesis. Under the right of first refusal agreement, for three years from January 30, 1998, subject to annual renewals thereafter:

         o Genesis has a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility we finance or acquire within Genesis' markets unless the facility will be leased or managed by the seller or an affiliate of the seller.

         o We have:

           o a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback, other than sale/leaseback transactions with commercial banking institutions;

           o a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and

           o a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities owned by Genesis as of January 30, 1998.

         Genesis' right of first refusal to lease or manage facilities financed or acquired by us in the future could discourage third parties who compete with Genesis and did not wish to lease or manage the property following its sale to us, from entering into transactions with us. Genesis' right of first refusal also could result in lease terms with Genesis that are less favorable to us than we could achieve with a third party had the right of first refusal agreement not been entered into. Further, there can be no assurance that Genesis will decide to sell and leaseback to us any additional facilities, engage in any new off-balance sheet financing of skilled nursing facilities owned by it as of January 30, 1998 or develop any additional facilities for which we would be able to offer financing to Genesis under the right of first refusal agreement.

         Additionally, under our lease agreements with subsidiaries of Genesis, Genesis has a right of first refusal on offers we receive to purchase or lease any facility subject to a percentage rent lease or a minimum rent lease with subsidiaries of Genesis during the term of the lease, including extensions, and for one year thereafter. The existence of this right of first refusal may discourage third parties from offering to purchase or lease any of these facilities.

         We experience ongoing competition from and conflicts with Genesis

         Our facilities, whether or not operated by Genesis, compete with facilities owned and operated by Genesis in some markets. As a result, Genesis has a conflict of interest due to its ownership of competing facilities and its operation and management of a substantial portion of the facilities we own. Because the percentage rent leases with Genesis provide for lower operating margins for Genesis than minimum rent leases with Genesis, Genesis may also have a conflict of interest to the extent that it is involved in the placement of private pay residents with acuity levels equally suited to an assisted living facility or a skilled nursing facility.

         Because Michael Walker serves as chairman and chief executive officer of Genesis and chairman of ElderTrust, he has a conflict of interest in matters involving Genesis and ElderTrust

         Michael R. Walker, ElderTrust's chairman of the board, is chairman of the board and chief executive officer of Genesis. At December 31, 1998, Mr. Walker beneficially owned less than 1% of the outstanding common shares of Genesis and approximately 6.9% of the outstanding common shares of ElderTrust. Because he serves as chairman of both Genesis and ElderTrust, Mr. Walker has a conflict of interest with respect to ElderTrust enforcing:

         o the loan, purchase and right of first refusal agreements relating to the properties and other assets acquired by us from subsidiaries of Genesis or entities in which its has an interest or which may be acquired from these entities in the future; and

         o the leases we entered into with Genesis.

         The failure by us to enforce material terms of these agreements could result in a monetary loss to us, which could have a material adverse effect on our financial condition, revenues and earnings. Our ongoing relationships with Genesis as a lessee and manager of a substantial portion of our properties may also deter us from vigorously enforcing the terms of these agreements. However, although Mr. Walker may have a conflict of interest with respect to ElderTrust actions, the board of trustees governs ElderTrust's actions, not Mr. Walker alone. Mr. Walker is the only member of ElderTrust's board of trustee's who also serves on the board of Genesis or on the boards' of entities in which Genesis has an interest.

         Holders of units of limited partnership interest in the Operating Partnership have different interests than shareholders and may exercise their voting rights in the Operating Partnership in a manner that conflicts with the interests of shareholders

         As the sole general partner of the Operating Partnership, we have fiduciary obligations to the other limited partners in the Operating Partnership, the discharge of which may conflict with the interests of our shareholders. In addition, those persons holding beneficial interests in units of limited partnership interest in the Operating Partnership, including Messrs. Walker, Romanov and D. Lee McCreary, Jr., ElderTrust's chief financial officer, will have the right, as limited partners, to vote on amendments to the partnership agreement of the operating partnership, most of which require approval by a majority in interest of the limited partners, including ElderTrust, and such individuals may exercise their voting rights in a manner that conflicts with the interests of our shareholders.

         Additionally, if we prepay or refinance debt securing some of our properties or sell properties, Mr. Walker and other holders of units of limited partnership interest in the operating partnership and Mr. Kent P. Dauten, another trustee of ElderTrust, who previously owned properties now owned by us, may incur adverse tax consequences which are different from the tax consequences to us and our shareholders. Consequently, persons holding directly or indirectly units of limited partnership interest, including Messrs. Walker and Dauten, may have different objectives regarding the appropriate timing of such actions. While we have the exclusive authority as general partner under the partnership agreement to determine whether, when and on what terms to prepay or refinance debt or to sell a property, any of these actions would require the approval of our board of trustees. As trustees of ElderTrust, Messrs. Walker and Dauten have substantial influence with respect to any of these actions, and could exercise their influence in a manner inconsistent with the interests of some, or a majority, of ElderTrust's shareholders.

         Our executive officers and trustees have substantial influence

         As of February 28, 1999, Messrs. Walker and Romanov beneficially owned approximately 6.9% and 9.2%, respectively, of our outstanding common shares. All trustees and executive officers as a group beneficially owned approximately 18.1% of our outstanding common shares. Accordingly, such persons have substantial influence on ElderTrust and matters requiring a vote of our shareholders.

         We depend on our key personnel whose continued service is not guaranteed

         We depend on the efforts of our two executive officers, Messrs. Romanov and McCreary. The loss of their services could have a significant adverse effect on our operations. We only have an employment agreement with Mr. Romanov. While we believe that this agreement provides us with some protection, it does not guarantee Mr. Romanov's continued employment.

         Our board of trustees may change investment policies without shareholder approval

         Our board of trustees may change our investment, financing and other policies without shareholder approval. Any changes in these policies may have adverse consequences on our business and operations.

         Operators of our skilled nursing facilities rely on government and other third party reimbursement to make lease and loan payments to us

         A significant portion of the revenues derived from the eight skilled nursing facilities owned by us is attributable to government reimbursement under Medicare and Medicaid operators.

         The Medicare programs is a federally funded and administered health insurance program that consists of Parts A and B. Participation in Part B is voluntary and is funded in part through the payment of premiums. Subject to certain limitations, benefits under Part A include inpatient hospital services, skilled nursing in an eldercare center and medical services such as physical, speech and occupational therapy, certain pharmaceuticals and medical supplies. Part B provides coverage for physician services. Part B also reimburses for medical services with the exception of pharmaceutical services. Medicare benefits are not available for intermediate and custodial levels of care; however, medical and physician services furnished to such patients may be reimbursable under Part B.

          The Medicaid program is a federally-mandated, state-run program providing benefits to low income and other eligible persons and is funded through a combination of state and federal funding. The method of reimbursement for skilled nursing care under Medicaid varies from state to state, but is typically based on rates set by the state. Special rules apply under Medicare and Medicaid for services purchased from an organization related by ownership or control. Any failure to comply with these requirements could have a variety of adverse consequences on the operator of the skilled nursing facility, including recoupment of amounts overpaid and other sanctions under false claim laws.

         During 1998, Medicare reimbursements payable to nursing home operators were significantly reduced due to the implementation of a new reimbursement methodology for nursing care, ancillary serves and capital costs which is being phased-in over a four year period. Medicare now reimburses nursing home operators at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This change in the Medicare reimbursement methodology adversely affected the revenues of many nursing homes. Assisted living services currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid.

         Although lease and loan payments to us are not directly linked to the level of government reimbursement, to the extent that changes in these programs have a material adverse effect on the revenues derived from the skilled nursing facilities owned by us or that secure mortgages and loans to us these changes could have a material adverse impact on the ability of the lessees or borrowers of the skilled nursing facilities that we own or receive debt payments from to make lease and loan payments to us. Healthcare facilities also have experienced increasing pressures from private payors attempting to control healthcare costs that in some instances have reduced reimbursement to levels approaching that of government payors. We can make no assurance that future actions by governmental or other third party payors will not result in further reductions in reimbursement levels, or that future reimbursements from any payor will be sufficient to cover the costs of the facilities' operations. If reimbursement levels do not cover lease or loan payments, the possibility exists that one or more of our lessees or borrowers could default on their leases or loans to us.

         Healthcare industry regulation may adversely affect the operations of our lessees and borrowers and their ability to make loan and lease payments to us

         Any failure by our lessees or borrowers to comply with applicable government regulations could adversely affect their ability to make lease or loan payments to us. The long-term care segment of the healthcare industry is highly regulated. Operators of skilled nursing facilities are subject to regulation under various federal, state and local laws, including those relating to:

         o delivery and adequacy of medical care;

         o distribution of pharmaceuticals;

         o equipment utilized in their facilities;

         o personnel;

         o operating policies;

         o fire prevention;

         o rate-setting;

         o compliance with building and safety codes;

         o compliance with environmental laws;

         o periodic inspection by governmental and other authorities to ensure compliance with various standards;

         o licensing of facilities under state law;

         o certification for participation under the federal healthcare program, including Medicare and Medicaid; and

         o ability to participate in other third party payment programs.

         In addition, many states have adopted certificate of need or similar laws which generally require that the appropriate state agency approve acquisitions of skilled nursing facilities and determine that a need exists for certain bed additions, new services, capital expenditures or other changes.

         The failure to obtain or maintain any required regulatory approvals or licenses could prevent an operator of one or more of our facilities from offering services or adversely affect its ability to receive reimbursement for services. It also could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from the federal healthcare program, restrictions on the ability to expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. Federal law also imposes civil and criminal penalties for submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that our lessees or borrowers will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or of state licensing authorities. Nor can there be any assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of our lessees or borrowers to make their rental or loan payments to us.

         Although not currently regulated at the federal level, except under laws of generally applicable to businesses, assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address:

         o personnel education;

         o training and records;

         o facility services, including administration of medication, assistance with self-administration of medication and the provision of limited nursing services;

         o monitoring of wellness;

         o physical plant inspections;

         o furnishing of resident units;

         o food and housekeeping services;

         o emergency evacuation plans; and

         o resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice.

         In several states, assisted living facilities also require a certificate of need before the facility can be opened, expand or reduce its resident capacity or make significant capital expenditures. Several of our properties are licensed to provide independent living services which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspection by government authorities. In most states, assisted living facilities, as well as skilled nursing and other healthcare facilities, also are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by our lessees or borrowers to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in opening or expanding a facility. Any failure by our lessees or borrowers to comply with these requirements could have a material adverse effect on their ability to make loan or lease payments to us.

         Operators of our facilities also must comply with federal and state anti-remuneration laws

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the federal healthcare program anti-kickback law. These laws govern financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to providers. These laws prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or for purchasing, leasing, ordering or arranging for any goods, facilities, services or items for which payment can be made under Medicare or Medicaid. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities. Accordingly, these areas have come under closer scrutiny by the government. Further, some states restrict certain business corporations from providing, or holding themselves out as a provider of, medical care. Sanctions for violation of any of these laws can include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of our lessees.

         We may encounter delays in substituting lessees or operators because the facility licenses are held by our lessees and borrowers and not by us

         A loss of license or Medicare/Medicaid certification or default by one or more of our lessees or borrowers could result in us having to obtain another lessee or substitute operator for the affected facility or facilities. Because the facility licenses for our properties are held by our lessees or borrowers and not by us and because under the REIT tax rules we would have to find a new "unrelated" lessee to operate the properties following a default, we may encounter delays in exercising our remedies under the leases and loans made by us or substituting a new lessee or operator in the event of any loss of licensure or Medical/Medicaid certification by a prior lessee or operator or a default by the operator of one or more of our facilities. We can make no assurance that we could contract with a new lessee or successor operator on a timely basis or on acceptable terms and our failure do so could have a material adverse effect on our financial condition, revenues, earnings and ability to make distributions to our shareholders.

         Transfers of healthcare facilities require regulatory approvals and alternative uses of healthcare facilities are limited

         Because transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor lessees or we may be prohibited from transferring operations to a successor lessee. In addition, substantially all of our properties are special purpose facilities that may not be easily adapted to non-healthcare-related uses.

         Proximity to hospitals and other healthcare facilities may affect our ability to renew leases and attract new lessees in the event of relocation or closure of a hospital or other healthcare facility

         Many of our assisted living facilities, skilled nursing facilities and medical office buildings are in close proximity to one or more hospitals. The relocation or closure of a hospital could make our assisted living facilities, skilled nursing facilities or medical office buildings in the affected area less desirable and affect our ability to renew leases and attract new tenants.

         Because we make construction loans, we are subject to development and lease-up risks

         We have made, and, depending on the availability of additional capital, intend to continue to make, construction loans. Lending on development projects is generally considered to involve greater risks than the purchase and leaseback of operating properties. The risks associated with lending on development projects include that:

         o the development activities may be abandoned;

         o the borrower may be unable to obtain, or experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations;

         o construction costs of a facility may exceed the original estimates possibly making the facility uneconomical;

         o occupancy rates and rents at a completed facility may not be sufficient to cover loan or lease payments;

         o permanent financing may not be available on favorable terms;

         o the term or construction loan may not be repaid; and

         o construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs.

         In addition, construction lending activities typically require substantial time and attention from our management. We have agreed to purchase or have the option to purchase eight of the nine facilities that secure the term loans and the construction loans made by us at the end of the loan terms or at such time as each facility reaches average monthly occupancy of at least 90% for three consecutive months. Because of the above described development risks, we can make no assurance as to the timing of the purchase of any of these facilities. Further, in light of our capital constraints, we can make no assurance that we will have sufficient funds available to honor our purchase obligations or exercise the purchase options held by us.

         Because real estate investments are illiquid, we may not be able to sell properties when appropriate

         Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our shareholders.

         The revenues derived by us from percentage rent leases depend to a greater extent on the operator's ability to operate the properties subject to these leases successfully due the absence of minimum rent provisions

         We lease two assisted living facilities and one independent living facility under percentage rent leases which do not require the payment of minimum rent. The revenues derived by us under these percentage rent leases, therefore, depends to a greater extent upon the ability of these operators to operate the properties subject to these leases successfully because of the absence of minimum rent requirements.

         Lack of industry diversification subjects us to the risks associated with investments in a single industry

         While we are authorized to invest in various types of income-producing real estate, our current strategy is to acquire and hold, as long-term investments, only healthcare-related properties. Consequently, we currently do not have any significant non-healthcare related real estate assets, and, therefore, are subject to the risks associated with investments in a single industry.

         Competition in the marketplace could adversely affect the ability of our lessees and borrowers to make lease and loan payments to us

         Lessees operating our owned properties or borrowers operating properties that secure loans we have made compete on a local and regional basis with operators of other facilities that provide comparable services. Operators compete for residents based on a number of factors, including:

         o quality of care;

         o reputation;

         o physical appearance of facilities;

         o range and type of services offered;

         o family preferences;

         o physicians affiliated with the facility;

         o staff of the facility; and

         o price.

         There can be no assurance that operators of our facilities will be able to compete effectively. If they are unable to do so, their ability to make lease and loan payments to us could be adversely affected.

         Overbuilding in the assisted living industry could result in decreased occupancy, depressed margins and lower operating results for operators of our assisted living facilities

         In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. Moreover, if the development of new assisted living facilities outpaces demand for these facilities, the market may become saturated. Such an oversupply of facilities could cause our operators to experience decreased occupancy, depressed margins and lower operating results, which could have a material adverse effect on their ability to make lease or loan payments to us.

         Assisted living revenues are derived from private pay sources

         Assisted living services currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid. Accordingly, substantially all of the revenues derived by operators of the assisted living facilities owned by us come from private pay sources consisting of income or assets of residents or their family members. In general, because of the cost associated with building new facilities and the staffing and other costs of providing the assisted living services at those facilities, only seniors with income or assets meeting or exceeding the comparable median in the region where the facilities are located can afford to pay the daily resident fees.

         An unexpectedly high resident turnover rate could adversely affect the revenues derived by operators of our assisted living facilities, which could adversely affect their ability to make lease and loan payments to us

         State regulations governing assisted living facilities require written resident agreements with each resident. These regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements entered into with operators of our assisted living facilities allow residents to terminate the agreement on 30 days' notice. Thus, operators of our assisted living facilities can not contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to one year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then the revenues derived by the operator of the facility could be adversely affected, which, in turn, would adversely affect the ability of the operator to make lease or loan payments to us. In addition, the advanced age of assisted living residents means that resident turnover in assisted living facilities may be less predictable.

         New acquisitions may fail to perform as expected

         Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to acquire assisted and independent living facilities, skilled nursing facilities and medical and other office buildings and to provide construction loans. Newly acquired properties and loans we make may fail to perform as expected, which could adversely affect our earnings and distributions to our shareholders.

         Competition for acquisitions could result in increased prices for properties

           We expect other major real estate investors and healthcare companies with significant capital will compete with us for attractive investment opportunities, including the acquisition, leasing and financing of healthcare facilities. These competitors include other healthcare REITs, publicly traded REITs, private REITs, real estate partnerships, healthcare providers, investment banking firms, private institutional investment funds and other investors. We may not have the resources to compete with some or all of these investors. Although we believe that appropriate new investments will be available in the future, we can provide no assurance that suitable investments will continue to be identified or that such investments can be consummated on acceptable terms.

         Some potential losses may not be covered by insurance

         We require our lessees and borrowers to secure and maintain, comprehensive liability and property insurance that covers the Company, as well as the lessees and borrowers on all of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure shareholders that material losses in excess of insurance proceeds will not occur in the future.

         Our failure to comply with tax-exempt bond requirements for our Highgate and Woodbridge facilities could result in termination of the tax-exempt status or acceleration of the bonds

         Our indebtedness includes approximately $20.6 million of tax-exempt bonds used to finance our Highgate and Woodbridge assisted living facilities. The bonds are subject to various requirements under the Internal Revenue Code. In addition, the bonds impose requirements on the operation of the facilities, including a requirement that at least 20% of the rental units in the facilities are occupied by tenants whose adjusted gross family income does not exceed 50% of the median gross income for the relevant geographic area. If our lessees do not comply with these requirements, the tax-exempt status of the bonds could be terminated or the bonds could be accelerated. In the event of a default under the bonds used to finance the Highgate and Woodbridge facilities, our interest in the relevant property would be subordinate to the interests of the bondholder.

         Provisions of our declaration of trust and bylaws could inhibit changes in control

         Various provisions of our declaration of trust and bylaws may delay or prevent a change in control or other transactions that could provide our shareholders with a premium over the then-prevailing market price of their shares or which might otherwise be in the best interest of our shareholders. These provisions include:

         o a classified board of trustees with the trustees divided into three classes with terms of three years each;

         o that the number of trustees may not be less than three nor more than nine, with the number of trustees fixed within this range by action of the board of trustees;

         o that trustees may be removed only for cause upon the affirmative vote of shareholders holding at least a majority of the shares entitled to be cast in an election of trustees;

         o the authority of the board of trustees to issue preferred shares of beneficial interest in one or more series without shareholder approval;

         o the exclusive authority of the board of trustees to amend the bylaws;

         o an advance notice bylaw requiring advance notice of shareholder nominations for trustee or new business proposals;

         o that special meetings of shareholders may be called only by the chairman, the president or at least one-third of the board of trustees;

         o a requirement of a vote of shareholders of not less than two-thirds of all the votes entitled to be cast on the matter to approve amendments to provisions of the declaration of trust that have an anti-takeover effect; and

         o the ownership limit described below which is primarily intended to satisfy requirements under the Internal Revenue Code for qualification as a REIT.

         We also are subject to Maryland Business Combination Statute

         Provisions of Maryland law prohibit specified "business combinations" between a Maryland real estate investment trust and any person or entity who beneficially owns ten percent or more of the voting power of its outstanding shares, or any affiliate of the ten percent owner, for five years. Thereafter, the business combination must be approved by (a) 80% of the outstanding voting shares and (b) two-thirds of the outstanding voting shares, other than shares held by the ten percent owner, unless specified statutory conditions are met. A business combination that is approved any time before the ten percent owner acquires his or her shares is not subject to these special voting requirements. We have not "opted out" of these provisions and, accordingly, we are subject to them.

         Our failure to qualify as a REIT would cause us to be taxed as a corporation

         We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1998. We can give no assurance that we qualify or will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay distributions to shareholders aggregating annually at least 95% of our REIT taxable income, excluding capital gains and certain noncash income. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds its assets in partnership form. We can make no assurances that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT.

         If we fail to qualify as a REIT or to maintain our REIT status, we will be subject to federal income taxes at regular corporate rates, including any alternative minimum tax. Moreover, we may be disqualified from treatment as a REIT for the next four taxable years. If we failed to qualify as a REIT, our net income available for investment or distribution to our shareholders would be significantly reduced because of the additional tax liability to us for the years involved. In addition, distributions to our shareholders would no longer be required to be made by us.

         We have a share ownership limit primarily for REIT tax purposes

         To qualify and maintain qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals. In addition, neither Genesis nor any person who constructively owns 10% or more of the outstanding shares of Genesis or any other tenant may own actually or constructively 10% or more, in value or voting rights, of our outstanding shares of beneficial interest. Primarily to facilitate compliance with these requirements, our declaration of trust prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code of 1986, as amended, by any single shareholder of more than 8.6% of the issued and outstanding common shares and generally prohibits the ownership, directly or by virtue of these attribution rules, by any single shareholder or more than 9.9% of any class or series of preferred shares of beneficial interest. We refer to this as the "ownership limit." Mr. Romanov may own up to 15% of our outstanding common shares under an exception granted to him at the time of our formation. The federal tax laws include complex stock ownership rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares of a number of related shareholders. Absent any such exemption or waiver by the board of trustees, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares.

         Special considerations apply to us because of the nature of our assets

         The manner in which we derive income from the assisted and independent living facilities and skilled nursing facilities we own is governed by special considerations in satisfying the requirements for REIT qualification. Because we would not qualify as a REIT if we directly operated an assisted or independent living facility, or a skilled nursing facility, we lease such facilities to a healthcare provider, such as subsidiaries of Genesis, that operate the facilities. It is essential to our qualification as a REIT that these arrangements be respected as leases for federal income tax purposes and that the lessees, including the subsidiaries of Genesis that lease properties from us, not be regarded as "related parties" of us or our operating partnership, as determined under the applicable provisions of the Internal Revenue Code. In the event the leases expire and are not renewed, we will have to find a new "unrelated" lessee to lease and operate the properties in order to continue to qualify as a REIT. In the event of a default on either a lease of, or a mortgage secured by, an assisted or independent living facility or skilled nursing facility, to maintain our REIT qualification, we would have to engage a new healthcare provider, which could not include Genesis or its subsidiaries or Senior Life Choice, another existing tenant, to operate the facility after we take possession of the facility. This requirement could deter us from exercising our remedies in the event of a default even though such exercise otherwise would be in our best interests. Although we would be permitted to operate the facility for 90 days after taking possession of the facility pursuant to applicable U.S. Treasury regulations without jeopardizing our REIT status, the fact that the facility licenses are held by lessees or borrowers may preclude us from doing so under applicable healthcare regulatory requirements.

         We pay some taxes

         Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property.

         Various factors have affected and are likely to continue to affect our common share price

         Various factor have affected and are likely to continue to affect our common share price, including:

         o the extent to which a secondary market develops for our common shares;

         o the extent of institutional investor interest in us;

         o the market prices of other healthcare REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

         o our financial performance and our dependence on Genesis as the primary operator of our facilities;

         o the financial performance of Genesis and other lessees of our facilities; and

         o general stock and bond market conditions.

         Our common share price is affected by changes in our earnings and cash distributions

         We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

         Market interest rates may have an effect on the value of our publicly traded securities

         One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, considered as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution and this would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

         Shares available for future sale could adversely affect the market price of our publicly traded securities

         We have 513,630 units of limited partnership interest in our operating partnership which are owned by minority interests. These units are redeemable by the holder for cash or, at our election, common shares. In addition, we have reserved a total of 779,340 common shares for issuance pursuant to our 1998 share option and incentive plan, of which 263,800 are subject to exercisable share options as of February 28, 1999. We cannot predict the effect that future sales of any of these common shares, or the perception that such sales could occur, will have on the market prices of our outstanding common shares.

         Environmental problems are possible and can be costly

         Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

         o we or the operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by them in connection with the contamination;

         o environmental laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

         o even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

         o third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

         Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require (1) that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, (2) that they notify and train those who may come into contact with asbestos and (3) that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

         Independent environmental consultants have conducted or updated comprehensive environmental assessments at the properties in which we have an interest. These assessments included a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property by property basis, these consultants conducted additional testing, including sampling for: asbestos, lead in drinking water, soil contamination where underground storage tanks are or were located or where other past site usages create a potential for site impact and for contamination in groundwater.

         These environmental assessments have not revealed any environmental liabilities at the properties that we believe would have a material adverse effect on our business, financial condition, revenues or earnings. Asbestos is suspected in approximately one-third of our properties based on a visual inspection and isolated sampling. We believe most of these properties contain only minor amounts of asbestos and this asbestos is in good condition and almost none of it is easily crumbled. For some of our properties, the environmental assessments note potential offsite sources of contamination such as underground storage tanks. Additionally, for some of our properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks, and in these cases, documented underground storage tanks subject to regulatory requirements were either removed, replaced or otherwise brought into compliance.

         Failure of operators to comply with environmental laws regarding the use and disposal of hazardous substances and infectious medical wastes could adversely affect their ability to make lease and loan payments to us

         The operation of healthcare facilities also involves the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. These activities may result in:

         o damage to individuals, property or the environment;

         o interruption of operations and increases in costs;

         o legal liability, damages, injunctions or fines;

         o investigations, administrative proceedings, penalties or other governmental agency actions; and

         o costs that are not covered by insurance.

         We can make no assurance that our lessees or borrowers will not incur liability in connection with the use and disposal of hazardous substances and infectious medical waste, which could have a material adverse effect on their ability to make lease or loan payments to us.

         ERISA plans may be prohibited from investing in our common shares

         Depending upon the particular circumstances of an ERISA plan, an investment by an ERISA plan in our common shares may be inappropriate under the Employee Retirement Income Security Act of 1974. In deciding whether to purchase our common shares on behalf of an ERISA plan, a fiduciary of an ERISA plan, in consultation with its advisors, should carefully consider its responsibilities under ERISA, the prohibited transaction rules of ERISA and the internal revenue code and the effect of regulations issued by the U.S.
Department of Labor defining what constitutes assets of an ERISA Plan.

         Year 2000 risks

         We recognize that the Year 2000 problem could affect our operations as well as the proper functioning of the embedded systems included in the our properties. In any particular property, the problem could effect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The nature of our business is such that most of our assets are subject to triple net lease arrangements with healthcare facility operators under which the operators are obligated to remedy, at their own expense, any Year 2000 problems pertaining to the properties. We are currently discussing with these operators their plans to identify and address any such problems in a manner that does not impair the operators' ability to continuously operate the property involved. In addition, as Genesis represents a significant source of our rental and interest revenue, we are discussing with Genesis its preparedness for the Year 2000 so as to assess their ability to meet their obligations, both in terms of facility repairs and ability to generate payments, in a timely manner.

         We have also begun to evaluate the Year 2000 readiness of those properties not subject to triple net lease arrangements, which principally includes our medical and other office buildings, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. We have evaluated our own internal systems to determine the impact of Year 2000. Due principally to our small size and low transactional volume, the Year 2000 issue is not expected to have a significant impact on corporate operations. We do not expect costs of achieving Year 2000 compliance to exceed $200,000. We have not developed a formal contingency plan for Year 2000 issues which may arise. However, a contingency plan will be established prior to December 31, 1999 once we have completed our Year 2000 evaluation of our properties and lessees.

         With respect to the Year 2000 compliance of critical third parties, our lessees and borrowers who operate skilled nursing facilities derive a substantial portion of their revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September 1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While these operators do not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. Recently, the Health Care Financing Administration ("HCFA") Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The HCFA Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Any delays in these operators receiving payments in connection with Year 2000 issues could impact their ability to make required rent and debt payments to us. However, based upon discussions with some of these operators, including Genesis, these companies intend to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

         There can be no assurance we have adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that our lessees or borrowers or other third parties, such as Medicare intermediaries, will adequately address and correct any and all Year 2000 issues that may arise after December 31, 1999. A failure by our lessees or borrowers to be Year 2000 compliant, or significant delays in them receiving payments for services from other third parties could significantly impact our ability to collect its rent and debt payments, which could have a material adverse impact on our financial condition or results of operations. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact us or our lessees or borrowers will not have a material adverse effect on our financial condition or results of operations.

ITEM 2.     PROPERTIES

         The Company's headquarters are currently located at 101 East State Street, Suite 100, Kennett Square, PA 19348. As of December 31, 1998, the Company had no material lease commitments as lessee. As of December 31, 1998, the Company leased its corporate office space from Genesis on a month-to-month basis. The Company is in the process of executing a longer term agreement with Genesis for this space.

         The following table sets forth certain information comprising the Company's investments in owned real estate property as of December 31, 1998.

                                                      Number of                               Annualized
              Property                   State         Beds (3)        Investment (4)     Rental Income (5)
-------------------------------------   ---------   --------------    ----------------   -------------------
                                                                                       C>
Assisted Living Facilities:                                                (dollar amounts in thousands)
    Heritage Woods *                 (1)   MA                  122             $12,492                $1,048
    Willowbrook *                    (1)   PA                   65               6,446                   641
    Riverview Ridge                  (1)   PA                  105               6,619                   551
    Highgate at Paoli Pointe         (1)   PA                   82              13,079                 1,200
    The Woodbridge                         PA                   90              14,137                 1,262
    Heritage at North Andover *      (1)   MA                   97              11,945                 1,132
    Heritage at Vernon Court         (1)   MA                  115              18,804                 1,709
                                                    --------------    ----------------   -------------------
       Total Assisted Living                                   676              83,522                 7,543
                                                    --------------    ----------------   -------------------

Independent Living Facilities:
    Pleasant View *                  (1)   NH                   72               4,074                   466
                                                    --------------    ----------------   -------------------
       Total Independent Living                                 72               4,074                   466
                                                    --------------   -----------------   -------------------

Skilled Nursing Facilities:
    Rittenhouse CC *                 (1)   PA                  120               9,850                   805
    Lopatcong CC *                   (1)   NJ                  153              14,896                 1,252
    Phillipsburg CC                  (1)   NJ                   94               6,789                   569
    Wayne NRC *                      (2)   PA                  118               6,707                   581
    Belvedere NRC                    (1)   PA                  147              11,866                 1,075
    Chapel NRC                       (1)   PA                  240              12,304                 1,146
    Harston Hall NCH *               (1)   PA                  196               7,836                   806
    Pennsburg Manor NRC *            (1)   PA                  120              10,912                 1,105
                                                    --------------     ----------------   -------------------
       Total Skilled Nursing                                 1,188              81,160                 7,339
                                                    --------------     ---------------    -------------------

Medical Office and Other Buildings:
    Professional Office Building I *       PA                                    4,439                   903
    DCMH Medical Office Building *         PA                                    8,146                 1,289
    Salisbury Medical Office Bldg.*  (1)   MD                                    1,347                   218
    Windsor Office Building *        (1)   CT                                      328                   116
    Windsor Clinic/Trg. Facility *   (1)   CT                                    1,481                    81
    Lacey Branch Office Building           NJ                                      625                    69
                                                                       ----------------   ------------------
       Total Medical Office and                                                 16,366                 2,676
Other
                                                                       ----------------   ------------------
         Total of Owned Properties                           1,936            $185,122               $18,024
                                                    ===============    ================   ==================

* Represent properties included in the Company's borrowing base for the Credit Facility and pledged as collateral.

(1) Represent properties which are leased to and managed by Genesis or Genesis Equity Investees. See "Business - Transactions with Genesis."

(2) Represents property managed by Genesis but leased by an unrelated third party.

(3) Based upon the number of private and semi-private beds in service at December 31, 1998.

(4) Includes investments in real estate properties and loans on real estate properties aggregating $180.6 million, before reductions for accumulated depreciation, and includes credit enhancements on three owned properties which aggregated $4.5 million. Credit enhancements include bond and operating reserve funds aggregating $3.5 million and letters of credit aggregating $1.0 million.

(5) Reflects contract rate of annual base rent under fixed and minimum rent leases and estimated rent under percentage rent leases assuming rental income for these properties consistent with 1998.

         The Company holds a fee interest in each of its properties except for the land underlying the Windsor Clinic and Training Facility, the Professional Office Building I and the DCMH Medical Office Building (in which the Company owns a condominium unit), which are leasehold interests subject to long-term ground leases from Genesis and other unaffiliated companies.

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, are leased principally to healthcare providers pursuant to long-term triple net leases. The leases generally have fixed terms of 5 to 12 years and contain multiple five to ten-year renewal options. These properties are leased principally under percentage and minimum rent leases. These lessees are required to insure, repair, rebuild and maintain the leased properties. The leases with tenants in the medical and other office buildings are generally fixed rent leases which provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five year period. Some of the lessees are required to insure, repair, rebuild and maintain the leased properties. See "Business - Investments - Owned Property - Operating Leases." The Company believes that its leased properties are adequately insured under insurance policies maintained by the lessees.

         The above properties are encumbered by mortgage loans and bonds aggregating $49.6 million at December 31, 1998, bearing interest at a weighted average rate of 7.2%. These mortgage loans mature from September 2005 through September 2025. See Note 8 to the Company's Consolidated Financial Statements included in this Form 10-K. Additionally, fourteen of the Company's properties, not already subject to mortgage loans, are included in the borrowing base for the Credit Facility and are pledged as collateral for outstanding borrowings. See Note 7 to the Company's consolidated financial statements included in this Form 10-K.

         The following table sets forth certain information regarding the Company's term and construction loans on real estate property investments as of December 31, 1998.

                                                        Number of                             Interest Rate
    Term and Construction Loans            State         Beds (3)        Investment (4)        on Loans (4)
-------------------------------------    ---------  --------------    ----------------   -------------------
                                                                    (dollars in thousands)
             Term Loans
-------------------------------------
Assisted Living Facilities:

    Harbor Place *                  (1)     FL                 102              $4,828                 9.5%

    Mifflin *                       (1)     PA                  67               5,164                 9.5

    Coquina Place *                 (1)     FL                  80               4,577                 9.5

    Lehigh *                        (1)     PA                  70               6,665                10.5

    Berkshire *                     (1)     PA                  64               6,269                10.5
                                                    --------------     ---------------
       Total Assisted Living                                   383              27,503
                                                    --------------     ---------------
         Total Term Loans                                      383              27,503
                                                    --------------     ---------------

         Construction Loans
-------------------------------------
Assisted Living Facilities:
    Oaks *                          (1)     PA                  52               2,410                 9.0

    Montchanin *                    (2)     DE                  92               9,216                10.5

    Sanatoga *                      (1)     PA                  70               6,716                10.5
                                                    --------------     ---------------
       Total Assisted Living                                   214              18,342
                                                    --------------     ---------------
Independent Living Facilities:

    Mallard Landing *                       MD                 147               2,054                15.0
                                                    --------------      --------------
       Total Independent Living                                147               2,054
                                                    --------------     ---------------
         Total Construction Loans                              361              20,396
                                                    -------------     ---------------
            Total Term and Construction Loans                  744            $ 47,899
                                                    ==============     ===============

         * Represent loans included in the Company's borrowing base for the Credit Facility and pledged as collateral.

         (1) Represent properties which are managed by Genesis or Genesis Equity Investees. The Company is obligated to purchase and leaseback these facilities to the borrower upon the earlier of termination of the loan period or the facility reaching average monthly occupancy of at least 90% for three consecutive months. See "Business - Investments - Investment Portfolio - Term and Construction Loans" and "Business - Transactions with Genesis." The Company may be limited in its ability to fund these purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         (2) The Company has the option to purchase and leaseback this facility to the borrower for $13.0 million upon the earlier of termination of the loan period or the facility reaching average monthly occupancy of at least 90% for three consecutive months. See "Business - Investments - Investment Portfolio - Term and Construction Loans." The Company may be limited in its ability to fund any exercise of this option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         (3) Based upon the number of private and semi-private beds in service at December 31, 1998.

         (4) Represents principal balance and related rate of interest at December 31, 1998. See Note 3 to the Company's consolidated financial statements included in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 1998, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The following table sets forth, from January 27, 1998, the date the Company's common shares began trading, through the periods indicated, the high and low sales prices of the Company's common stock on the New York Stock Exchange and the distributions paid per share. There were 58 shareholders of record of the Company's common shares as of February 28, 1999. The number of shareholders of record does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." Management believes there are in excess of 2,200 beneficial shareholders of the Company's common shares.

                                Distributions
            Quarter ended            High            Low            Per Share
        --------------------    ------------    -----------     ----------------
        March 31, 1998 (1)         $19.50         $17.38                  -
        June 30, 1998               18.00          14.88             $0.243
        September 30, 1998          17.75          11.63              0.365
        December 31, 1998           14.50           9.25              0.365

        (1) Represents the period from January 27, 1998 through March 31, 1998.

         In order to qualify as a REIT for Federal income tax purposes, the Tax Code generally requires that a REIT distribute annually at least 95% of its net taxable income to its shareholders. See "Business - Taxation." The Company intends to qualify as a REIT for the period ended December 31, 1998 and in future periods. Accordingly, the Company expects to continue to make required distributions to its shareholders. The amount and timing of future distributions will depend upon the Company's cash available for distribution and limitations or restrictions under future credit facilities on payment of dividends. See "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Distributions by the Company are at the discretion of the board of trustees. There can be no assurance that any distributions will continue to be made or that the amount of distributions will be maintained in future periods at the same level as 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the period from January 30, 1998 through December 31, 1998, and as of December 31, 1997 and 1998, is derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements and related notes, and other financial information included in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                For the period ended
                                                                                  December 31, 1998
                                                                              --------------------------
                                                                      (in thousands, except per share data)
    Operating Data:
        Revenues                                                                       $21,233
        Expenses:
           Property expenses                                                               975
           Interest expense                                                              6,256
           Depreciation                                                                  4,471
           General and administrative and start-up expenses                              4,637
                                                                                       -------
                 Total expenses                                                         16,339
                                                                                       -------
        Equity in losses of unconsolidated entities, net                                  (648)
        Minority interest                                                                 (273)
                                                                                       -------
        Net income                                                                     $ 3,973
                                                                                       =======

    Per share information:
        Basic and diluted net income per share                                          $ 0.54
                                                                                       =======
        Weighted average basic and diluted common shares outstanding                     7,369
                                                                                       =======

                                                        December 31, 1997           December 31, 1998
                                                     ------------------------     ----------------------
                                                         (in thousands)              (in thousands)
    Balance Sheet Data:
        Real estate properties, net                            -                        $176,129
        Real estate loans receivable                           -                          47,899
        Credit Facility                                        -                          90,204
        Other long-term debt                                   -                          53,728
        Total liabilities                                      -                         149,162
        Total shareholders' equity                             -                         113,296


                                                                                For the period ended
                                                                                  December 31, 1998
                                                                              --------------------------
                                                                                   (in thousands)
    Other data:
        Funds from Operations (1)                                                       $12,356
                                                                                        =======

       (1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         ElderTrust is a self-managed and self-administered real estate investment trust that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, senior living centers and medical office buildings. ElderTrust was formed in the state of Maryland on September 23, 1997, and intends to make an election and to qualify as a REIT commencing with its taxable year ended December 31, 1998. ElderTrust completed its initial public offering (the "Offering") on January 30, 1998 pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust of $114.2 million from the Offering were contributed to a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership") which principally used the proceeds to fund the initial formation transactions and other acquisitions. ElderTrust is the sole general partner of the Operating Partnership and conducts all of its operations through the Operating Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Formation Transactions and Acquisitions."

         ElderTrust had no real estate investments prior to January 30, 1998. ElderTrust's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries (collectively, the "Company"). As of December 31, 1998, skilled nursing facilities and senior living centers comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Genesis Health Ventures, Inc. ("Genesis") was co-registrant in the Company's Offering. Approximately 70% of the Company's consolidated assets at December 31, 1998 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity

Investees"). Revenues recorded by the Company in connection with these leases and borrowings aggregated $14.0 million in 1998. In addition, the Company's investments in unconsolidated entities for which it accounts for using the equity method of accounting (the Company's "Equity Investees") also have leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Formation Transactions and Acquisitions." As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees; and

         o the ability of these entities to complete successfully and on schedule the development projects securing construction loans made by the Company to them.

         The Company has no control over these entities and can make no assurance that any of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made to them. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary Condensed Consolidated Financial Data of Genesis."

         Contemporaneously with the closing of the Offering, the Company entered into a $140 million bank credit facility (the "Credit Facility") from Deutsche Bank Securities ("Deutsche Bank") which expired January 29, 1999. The Company used the Credit Facility principally to fund a portion of the initial formation transactions, additional acquisitions during 1998 and for working capital purposes. The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced to $100 million. During this extension period, the Company notified Deutsche Bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred principally as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999. As a result, additional borrowings were not permitted under the Credit Facility while a technical default existed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company does not have availability under the Credit Facility to fund acquisitions. If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully implement its growth strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company intends to declare and pay distributions to its shareholders in amounts not less than the amounts required to maintain REIT status. The amount and timing of distributions will depend upon the Company's cash available for distribution and limitations or restrictions under future credit facilities on payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Substantially all of the Company's revenues are derived from:

         o rents received under leases of healthcare-related real estate;

         o interest earned from term and construction loans; and

         o interest earned from the temporary investment of funds in short-term instruments.

         The Company has incurred operating and administrative expenses, which principally included compensation expense for its executive officers and other employees, office rental and related occupancy costs. The Company is self-administered and managed by its executive officers and staff, and has not engaged a separate advisor or paid an advisory fee for administrative or investment services, although the Company has engaged legal, accounting, tax and financial advisors as needed from time to time. The primary non-cash expenses of the Company are the depreciation of its healthcare facilities and amortization of its deferred loan acquisition costs.

Formation Transactions and Acquisitions

         Upon completion of the Offering or shortly thereafter, the Company acquired eighteen senior living and other healthcare properties with assets aggregating $151.4 million. The Company paid $103.9 million in cash, assumed term mortgage loans and other indebtedness aggregating $37.0 million and issued partnership units in the Operating Partnership aggregating $10.5 million, for these properties. Additionally, the Company funded five term loans aggregating $27.5 million, three construction loans aggregating $6.5 million, an $800,000 first mortgage note and a 95% equity interest in a unconsolidated entity owned by the Company, which acquired a $7.8 million second mortgage note. The net proceeds from the Offering and the Credit Facility were used to fund these acquisitions, term and construction loans and the mortgage note.

         Thirteen of the initial properties were acquired from Genesis. The Company paid approximately $80.7 million in cash and assumed $31.4 million of indebtedness for the thirteen properties or interests therein acquired directly from Genesis. These properties were leased to Genesis or Genesis Equity Investees, pursuant to long-term, triple net leases. In addition, the initial funding of term and construction loans included payments to Genesis or Genesis Equity Investees for five term loans aggregating $27.5 million, three construction loans aggregating $6.5 million and a first mortgage note of $800,000.

         The Company also acquired an assisted living facility during March 1998 and a medical office building during February 1998. The Company paid $10.9 million in cash and assumed indebtedness aggregating $2.7 million in connection with these transactions. This included approximately $3.0 million in cash paid to Genesis and the assumption of $2.7 million in indebtedness from Genesis.

         The Company is obligated to purchase and leaseback five facilities under term loans and two facilities under construction loans to Genesis or Genesis Equity Investees upon the earlier of the maturity of the related loan or at such time as the facilities reach average monthly occupancy of at least 90% for three consecutive months. The aggregate purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the transaction's original commencement date. The Company also has the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon the earlier of the maturity of the related construction loan or at such time as the facility achieves average monthly occupancy of at least 90% for three consecutive months. The Company may be limited in its ability to fund these purchases or exercise its purchase option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         In addition to the initial formation transactions and other direct acquisitions, the Company acquired additional direct and indirect investments in eleven properties through transactions discussed below.

         Investments in Equity Investees

         The Company, has several investments in entities in which the controlling interest is owned by Mr. Edward B. Romanov, Jr., the Company's President and Chief Executive Officer. As a result, the Company records its investments in and results of operations from these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-K.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in an unconsolidated entity, ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. Romanov. As of December 31, 1998, ET Capital owned a $7.8 million second mortgage note with AGE Institute of Florida, which it acquired from Genesis. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full.

         The Company recorded income of $156,000 related to the portion of its equity interest in ET Capital's results of operations for the year ended December 31, 1998. ET Capital has notes receivable of $12.5 million and long-term debt of $9.7 million payable to the Company at December 31, 1998. See
Note 6 to the Company's consolidated financial statements included in this Form 10-K.

         ET Capital has notes receivable aggregating $4.7 million at December 31, 1998 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature in December 2001 and bear interest at 12% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 1998 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.8 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         ET Sub-Meridian Limited Partnership, L.P.

         During September 1998, the Company acquired a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. Romanov is the sole member. ET Sub-Meridian was formed to acquire the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey from a wholly owned subsidiary of Genesis. ET Sub-Meridian paid the Genesis subsidiary $35.5 million in cash and $8.5 million in the form of a five-year promissory note for these rights. The Company guaranteed the $8.5 million promissory note of ET-Sub Meridian payable to the Genesis subsidiary that leases the facilities. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to the Genesis subsidiary for an initial ten-year period with a ten-year renewal exercisable by that entity. Genesis has guaranteed the subleases. The owners of the skilled nursing facilities provided $17.7 million of additional financing to ET Sub-Meridian, representing the balance of funds used by ET Sub-Meridian to consummate the transaction. These promissory notes bear interest at 7.06% annually, with principal and interest payable monthly through September 1, 2008.

         As part of the transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure to a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the current owners against any such loss of deferral to tax benefits or default resulting in a taxable event to the owners.

         The Company recorded a loss of $752,000 related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 1998. ET Sub-Meridian has real estate investments and long-term debt of $110.0 million and $107.4 million, respectively, at December 31, 1998. See Note 6 to the Company's consolidated financial statements included in this Form 10-K. At December 31, 1998, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction.

         ET Sub-Heritage Andover, LLC
         ET Sub-Vernon Court, LLC
         ET Sub-Cabot Park, LLC
         ET Sub-Cleveland Circle, LLC

         During December 1998, the Company, through four newly-created limited liability companies (ET Sub-Heritage Andover, LLC, ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC, and ET Sub-Cleveland Circle, LLC), acquired member interests in three assisted living facilities and one independent living facility from National Development of New England, an unaffiliated third party for $23.6 million in cash, assumption of $37.8 million in indebtedness and issuance of $3.0 million in term loans, which mature June 30, 1999. A Genesis Equity Investee leases each of the facilities.

         As part of the purchase price paid by the limited liability companies for the four facilities, the Company and Mr. Romanov made capital contributions to the limited liability companies totaling $1.7 million and $8,600, respectively. The Company also made $15.4 million of subordinated demand loans, bearing interest at 12% per annum, to the limited liability companies. In addition, the Company and Mr. Romanov contributed capital of $900,000 and $47,000, respectively, and the Company made additional loans aggregating $3.8 million to ET Capital, bearing interest at 15%. ET Capital made loans aggregating $4.7 million to three of the limited liability companies. The Company also has an option to acquire Mr. Romanov's interest in ET Sub-Vernon Court, LLC. The option exercise price is equal to Mr. Romanov's investment of $3,200 and expires on November 30, 1999. As part of this transaction, the Company assigned its right to acquire a fifth facility to the Genesis Equity Investee and advanced to this entity $300,000 to pay a management termination fee due to the prior manager of the facilities.

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at December 31, 1998. In each of the remaining three limited liability companies, the Company has a 99% member interest and a limited liability company of which Mr. Romanov is the sole member has a 1% managing member interest. As the Company has the ability to acquire Mr. Romanov's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at December 31, 1998. The Company recorded aggregate losses of $52,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC's results of operations for the year ended December 31, 1998. These two entities have real estate investments and aggregate long-term debt of $32.3 million and $31.2 million, respectively, at December 31, 1998. See Note 6 to the Company's consolidated financial statements included in this Form 10-K.

         Right of First Refusal Agreement

         The Company and Genesis have entered into a three year agreement which expires January 30, 2001, subject to annual renewals thereafter. The agreement provides Genesis with a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by the seller or an affiliate of the seller.

         The agreement also provides the Company with the following:

         o a right of first refusal to purchase and leaseback any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback as part of a sale/leaseback transaction or transactions, excluding sale/leaseback transactions with commercial banking institutions;

         o a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and

         o a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities currently owned by Genesis.

         The Company believes that its agreement with Genesis will provide it with opportunities to acquire and finance the development of additional assisted living, independent living and skilled nursing facilities within the Genesis ElderCareTM Networks.

Results of Operations

         The Company had no real estate investment operations prior to consummation of the Offering on January 30, 1998. The Company acquired its real estate investments during 1998 through acquisitions of senior housing and other healthcare-related properties and term and construction loans. The revenues and expenses generated by these investments were included in the Company's results of operations from the dates of acquisition, which occurred at various times during 1998. Accordingly, the operating results for 1998 are not necessarily indicative of a complete year of operations or of results for any future period.

         Period from January 30, 1998 to December 31, 1998

         Revenues

         Rental revenues of $12.3 million were generated during the period from January 30, 1998 to December 31, 1998 from the immediate leaseback or assumption of existing leases of 18 healthcare facilities purchased with proceeds of the Offering on January 30, 1998. The acquisition of two additional facilities was delayed pending receipt of necessary consents to transfer the properties to the Company. The Delaware County Memorial Hospital Medical Office Building, which was purchased during February 1998, generated $1.2 million in lease revenues. The Riverview Ridge assisted living facility, which was acquired during March 1998, generated $504,000 in lease revenues. The Company also acquired two assisted living facilities during December 1998, ET Sub-Heritage Andover, LLC and ET Sub-Vernon Court, LLC, which generated $236,000 in lease revenues.

         Interest income of $5.9 million, net of amortization of deferred loan costs of $220,000, was earned during the period from January 30, 1998 to December 31, 1998. Interest income was comprised of $3.9 million from term and construction loans and a mortgage which matured December 1, 1998, with the remainder resulting from interest on excess invested funds, bond reserve funds and related party notes receivable.

         Fee income of $1.0 million was earned for financial services rendered in connection with certain financial service transactions during the period.

         Expenses

         Property operating expenses of $975,000 for the period from January 30, 1998 to December 31, 1998 represented 6.9% of rental revenues.

         Interest expense of $6.3 million for the period from January 30, 1998 to December 31, 1998 was comprised principally of interest of $2.6 million on mortgage indebtedness and $3.4 million on the Credit Facility, with the remainder resulting from amortization of deferred financing costs and interest on tenant security deposits.

         Depreciation of $4.5 million for the period from January 30, 1998 to December 31, 1998 was recorded in connection with depreciation of the Company's properties placed in service during the period.

         General and administrative expenses of $1.6 million for the period from January 30, 1998 to December 31, 1998 represented 11.3% of rental revenues. These expenses consisted principally of management salaries and benefits, legal and other administrative costs since the Offering.

         Start-up expenses were $3.0 million for the period from January 30, 1998 to December 31, 1998. These expenses were comprised principally of nonrecurring compensation expense of $2.0 million recorded in connection with the issuance of units of beneficial interest of the Operating Partnership to certain officers of the Company in connection with its formation and approximately $700,000 of amounts reimbursed to Genesis for other formation expenses.

         The Company recorded a loss of $648,000 for the period from January 30, 1998 to December 31, 1998 in connection with its portion of the losses incurred by the Company's Equity Investees.

         The Company recorded a reduction in net income of $273,000 for the portion of its consolidated operations which relate to minority interest owners of the Operating Partnership and other consolidated entities.

Liquidity and Capital Resources

         The Company generated cash flows from operating activities of $13.7 million for the period January 30, 1998 to December 31, 1998. The Company generated cash flows from financing activities of $193.9 million for the period January 30, 1998 to December 31, 1998. Cash flows from financing activities were comprised principally of the net proceeds from the Offering of $114.2 million and borrowings under the Credit Facility of $90.2 million, offset in part by distributions to shareholders of $7.2 million and the repurchase of treasury shares of $1.7 million.

         The Company used its cash flows from operating and financing activities, along with the assumption of debt of $50.3 million, units issued of $10.5 million and notes issued of $4.1 million to fund: (i) $116.4 million for the acquisition of real estate properties; (ii) $50.2 million to fund term and construction loans; and (iii) $38.2 million to fund investments in the Company's investees. At December 31, 1998, the Company's consolidated net real estate investments in properties and loans aggregated $224.0 million. The Company funded its investments through a combination of long-term and short-term financing, utilizing both debt and equity.

         Working capital was $3.0 million at December 31, 1998, which included accounts receivable of $4.4 million offset, in part, by accounts payable and accrued expenses of $1.6 million. Cash and cash equivalents at December 31, 1998 were $2.3 million. As of December 31, 1998, the Company had shareholders' equity of $113.3 million and Credit Facility borrowings, mortgages, bonds and notes payable aggregating $142.8 million, excluding notes payable to the Company's Equity Investees, which represents a debt to equity ratio of 1.26 to 1.

         At December 31, 1998, the unfunded portion of construction loan commitments made by the Company aggregated $7.7 million. The Company expects to fund its construction loan commitments during 1999 with cash flow from operations and funds available under the Credit Facility.

         The Company also has obligations at December 31, 1998 to purchase and leaseback seven facilities subject to term or construction loans to Genesis or Genesis Equity Investees, upon the earlier of the maturity of the related loans or the facilities reaching average monthly occupancy of at least 90% for three consecutive months. The purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the transaction's original commencement date. These amounts cannot be estimated at this time due to the status of the operations of the facilities underlying the related term and construction loans. The Company also has an option at December 31, 1998 to purchase and leaseback one facility subject to a construction loan to an unaffiliated company for $13.0 million upon the earlier of the maturity of the related loan or the facility reaching average monthly occupancy of at least 90% for three consecutive months. The Company does not expect to be required to purchase any of these facilities before September 1999. The Company may be limited in its ability to fund these purchases or exercise its purchase option due to limited availability of funds under the Credit Facility. A portion or all of the purchase price for these acquisitions will be reduced by any remaining balance outstanding under the related term and construction loans.

         Contemporaneously with the closing of the Offering, the Company entered into the $140 million Credit Facility with Deutsche Bank, which expired January 29, 1999. The Credit Facility enables the Company to borrow generally at floating rates based on a margin over the one-month London Interbank Borrowing Rate ("LIBOR"), as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. At December 31, 1998, the margin was 1.8% over LIBOR for an aggregate rate of 7.36%, based on a borrowing base of $93.3 million. The balance outstanding under the Credit Facility at December 31, 1998 was $90.2 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum equity value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Because the Credit Facility is floating rate debt, fluctuations in prevailing interest rates will impact the Company's interest expense in connection with borrowings under the Credit Facility. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

         The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced to $100 million. In addition, the $1.0 million in letters of credit originally available under the Credit Facility were canceled. During this extension period, the Company notified Deutsche Bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred principally as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999. The Company declared and made shareholder distributions and borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. As a result, additional borrowings were not permitted under the Credit Facility while a technical default existed.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Company had $95.8 million of indebtedness outstanding under the Credit Facility at March 31, 1999, which included the $1.0 million extension fee paid in connection with this amendment. The interest rate on borrowings outstanding under the Credit Facility will increase from a 180 basis point margin over one-month LIBOR to a 275 basis point margin effective June 1, 1999. The weighted average interest rate on borrowings outstanding under the Credit Facility at March 31, 1999 was 6.8%, including the 180 basis point margin.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 1999, including the funding of construction commitments and shareholder distributions. The Company does not have availability under the current credit facility to finance acquisitions consistent with its long-term growth strategy.

         The Company expects to meet its long-term cash flow requirements for the funding of future construction commitments and real estate property development and acquisitions by borrowing and by issuing equity or debt securities in public or private transactions. The Company believes that it will be able to obtain financing for its long-term capital needs. However, due to recent illiquidity in the capital markets and uncertainty concerning the economy, there can be no assurance that additional financing or capital will be available on terms acceptable to the Company. Subject to the availability of capital in the credit markets, the Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Tax Code.

         The Company has entered into discussions with potential sources to replace the Credit Facility with new financing which would provide longer term funding to support the Company's objectives. If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully implement its growth strategy. Additionally, if the Company is unable to obtain replacement financing by January 1, 2000, or is unable to negotiate a further extension to the current credit facility at that time, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

         The interest rate on replacement financing may be significantly higher than the interest rate on the existing credit facility. Additionally, the Company may be required to pay significant financing fees in the future in connection with replacement financing or negotiating a further extension with Deutsche Bank. Increased interest rates or significant financing fees would reduce the Company's cash flow and affect its ability to continue to maintain distributions to its shareholders at current levels. There can be no assurance that the Company will be able to obtain replacement financing on acceptable terms or at all, or that, if obtained, it will be able to continue making distributions to its common shareholders at previous levels.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Percentage and minimum rent leases represent 86% of the Company's leased properties at December 31, 1998. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. During the year ended December 31, 1998, the Company repurchased 147,800 common shares for an aggregate purchase price of $1.7 million. The Company's ability to repurchase shares in the future will be dependent upon the Company having sufficient excess funds to repurchase shares.

Distributions to Shareholders Subsequent to Year End

         The board of trustees declared a cash distribution on February 9, 1999. The cash distribution of $0.365 per share was paid on or about February 26, 1999, to common shareholders of record on February 18, 1999. There can be no assurance that distributions will continue to be made or that the level of distributions will be maintained in future periods at the same level as 1998.

Funds from Operations

         The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         The following table presents the Company's Funds from Operations for the period from the Company's Offering on January 30, 1998 to December 31, 1998:

                                                                  (in thousands)
   Funds from Operations:
       Net income                                                      $3,973
       Minority interest                                                  273
                                                                      -------
       Net income before minority interest                              4,246
       Adjustments to derive funds from operations:
         Add:
           Real estate depreciation and amortization,
              including amounts related to
              unconsolidated entities                                   5,907
           Nonrecurring items - start-up expenses                       3,027
                                                                      -------
              Funds from Operations before allocation
                to minority interest                                   13,180
         Less:
           Funds from Operations allocable to minority
              interest                                                   (824)
                                                                      -------
       Funds from Operations attributable to the
              common shareholders                                     $12,356
                                                                      =======

Impact of Inflation

         Earnings of the Company are primarily long-term investments with fixed interest rates. These investments are mainly financed with a combination of equity, long-term mortgages and borrowings under the revolving lines of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

New Accounting Pronouncements

         See the Company's consolidated financial statements and related notes for information relating to the impact on the Company of new accounting pronouncements.

Year 2000 Considerations

         The Company recognizes that the Year 2000 problem could affect its operations as well as the proper functioning of the embedded systems included in the Company's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The nature of the Company's business is such that most of its assets are subject to triple net lease arrangements with healthcare facility operators under which the operators are obligated to remedy, at their own expense, any Year 2000 problems pertaining to the properties. The Company is currently discussing with these operators their plans to identify and address any such problems in a manner that does not impair the operators' ability to continuously operate the property involved. In addition, as Genesis represents a significant source of the Company's rental and interest revenue, the Company is discussing with Genesis its preparedness for the Year 2000 so as to assess their ability to meet their obligations, both in terms of facility repairs and ability to generate payments, in a timely manner.

         The Company has also begun to evaluate the Year 2000 readiness of those properties not subject to triple net lease arrangements, which principally includes the Company's medical and other office buildings, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Company has evaluated its own internal systems to determine the impact of Year 2000. Due principally to the Company's small size and low transactional volume, the Year 2000 issue is not expected to have a significant impact on corporate operations. The Company does not expect its costs of achieving Year 2000 compliance to exceed $200,000. The Company has not developed a formal contingency plan for Year 2000 issues which may arise. However, a contingency plan will be established prior to December 31, 1999 once the Company has completed its Year 2000 evaluation of its properties and lessees.

         With respect to the Year 2000 compliance of critical third parties, the Company's lessees and borrowers who operate skilled nursing facilities derive a substantial portion of their revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September 1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While these operators do not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. Recently, the Health Care Financing Administration ("HCFA") Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The HCFA Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Any delays in these operators receiving payments in connection with Year 2000 issues could impact their ability to make required rent and debt payments to the Company. However, based upon discussions with some of these operators, including Genesis, these companies intend to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

         There can be no assurance the Company has adequately assessed or identified all aspects of its business which may be impacted by Year 2000 issues which may arise after December 31, 1999. Additionally, there can be no assurance that the Company's lessees or borrowers or other third parties, such as Medicare intermediaries, will adequately address and correct any and all Year 2000 issues that may arise after December 31, 1999. A failure by the Company's lessees or borrowers to be Year 2000 compliant, or significant delays in them receiving payments for services from other third parties could significantly impact the Company's ability to collect its rent and debt payments, which could have a material adverse impact on the Company's financial condition or results of operations. As a result of the foregoing, there can be no assurance that Year 2000 computer problems which may impact the Company or its lessees or borrowers will not have a material adverse effect on the Company's financial condition or results of operations.

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' annual report on Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Genesis quarterly report on Form 10-Q for the quarter ended December 31, 1998 as filed with the Commission.

         The Genesis financial data presented includes only the most recent interim and fiscal year end reporting periods. The Company can make no representation as to the accuracy and completeness of Genesis' public filings. It should be noted that Genesis has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

         Genesis is subject to the information filing requirements of the Exchange Act, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should also be available at the following Regional Offices of the Commission: 7 World Trade Center, New York, N.Y. 10048, and 500 West Madison Street, Suite 1400, Chicago, IL 60661. Such reports and other information concerning Genesis can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated.

                                                        For the                    For the three
                                                       year ended                  months ended
                                                     September 30,                 December 31,
                                            ---------------------------------    ------------------
                                                1998                 1997               1998
                                            --------------     --------------    ------------------
                                                     (in thousands, except per share data)
             Operations Data
-------------------------------------------
Net revenues                                   $1,405,305         $1,099,823          $479,204
Operating income before capital costs (1)         134,690            184,868            71,154
Depreciation and amortization                      52,385             41,946            17,807
Lease expense                                      31,182             28,587             6,367
Interest expense, net                              82,088             39,103            27,323
Earnings (loss) before income taxes,
    equity in net income (loss) of
    unconsolidated affiliates and
    extraordinary items                           (30,965)            75,232            19,657
Income taxes                                       (8,158)            27,088             7,378
Earnings (loss) before equity in net
    income (loss) of unconsolidated
    affiliates and extraordinary items            (22,807)            48,144            12,279
Equity in net income (loss) of
    unconsolidated affiliates                         486                  -              (892)
Extraordinary items, net of tax                    (1,924)              (553)           (1,799)
Net income (loss)                                 (24,245)            47,591             9,588
Net income (loss) available to common
    shareholders (2)                           $  (25,900)        $   47,591          $  5,171


                                                        For the                    For the three
                                                       year ended                  months ended
                                                     September 30,                 December 31,
                                            ---------------------------------    ------------------
                                                1998                 1997               1998
                                            --------------     --------------    ------------------
                                                     (in thousands, except per share data)
             Operations Data
-------------------------------------------
Per common share data:
  Basic
    Earnings (loss) before extraordinary
       items                                       ($0.68)        $     1.39          $   0.20
    Net income (loss)                              ($0.74)        $     1.38          $   0.15
    Weighted average shares of common
       stock and equivalents                       35,159             34,558            35,217
  Diluted
    Earnings (loss) before extraordinary
       items                                       ($0.68)        $     1.34          $   0.20
    Net income (loss)                              ($0.74)        $     1.33          $   0.15
    Weighted average shares of common
       stock and equivalents                       35,159             36,120            35,381

(1) Capital costs include depreciation and amortization, lease expense and interest expense.

(2) Net income (loss) reduced by preferred stock dividends.


                                  September 30,                     December 31,
                              ----------------------           -----------------
                                      1998                              1998
                              ----------------------           -----------------
                                              (dollars in thousands)
Balance Sheet Data
   Working capital                $  305,718                         $  372,864
   Total assets                    2,627,368                          2,670,678
   Long-term debt                  1,358,595                          1,439,457
   Shareholders' equity           $  875,072                         $  880,058

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investments in real estate loans receivable bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying loan receivable, but not earnings or cash flows. Assuming the repayment terms and additional commitments of the loans receivable existing at December 31, 1998, a one percent change in the interest rates would change the fair value of these loans receivable by approximately $950,000. The carrying amount of the loans receivable approximates their fair value at December 31, 1998.

         The Company's mortgages and bonds payable bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company provides fixed rate mortgage loans to operators of healthcare facilities as part of its normal operations.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The maturity schedule for the Company's fixed rate mortgages and bonds payable is as follows:

                         1999             $ 1,178
                         2000               1,329
                         2001               1,452
                         2002               1,561
                         2003               1,682
                         Thereafter        42,392

The carrying amount of the mortgages and bonds payable approximates their fair value at December 31, 1998.

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming the Credit Facility balance outstanding at December 31, 1998 of $90.2 million remains constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $902,000, based on the current interest rate terms. Effective June 1, 1999, the interest rate under the Credit Facility will be increased to 275 basis points over one-month LIBOR, which is 95 basis points higher than at December 31, 1998.

         The Company expects that some or all of any replacement financing of the existing credit facility may have a variable interest rate. Additionally, the Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expenses, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at similar levels as in prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report



The Board of Trustees and Shareholders
ElderTrust:

We have audited the accompanying consolidated balance sheet of ElderTrust and subsidiaries as of December 31, 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the period from January 30, 1998 to December 31, 1998. We also have audited the related financial statement schedules as listed in the accompanying index for Item 14(a)2 on page 96. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the period from January 30, 1998 to December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken a whole, presents fairly, in all material respects, the information set forth therein.


                                                                  KPMG LLP
Arlington, Virginia
February 26, 1999, except as to note 7,
    which is as of March 31, 1999

                                   ELDERTRUST
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997
               (dollar amounts in thousands, except share amounts)

                                                                       1998             1997
                                                                     --------        ---------
                             ASSETS
Assets:
  Real estate properties, at cost                                    $163,783              -
  Less - accumulated depreciation                                     (4,444)              -
  Land                                                                 16,790              -
                                                                     --------        ---------
         Net real estate properties                                   176,129              -
  Real estate loans receivable                                         47,899              -
  Cash and cash equivalents                                             2,272              -
  Restricted cash                                                       3,549              -
  Accounts receivable                                                   4,412              -
  Accounts receivable from unconsolidated entities                        987              -
  Prepaid expenses                                                        986              -
  Investment in and advances to unconsolidated entities                34,426              -
  Other assets, net of accumulated amortization and
      depreciation of $358                                                657              -
                                                                     --------        ---------
             Total assets                                            $271,317              -
                                                                     ========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank credit facility borrowings                                     $90,204              -
  Accounts payable and accrued expenses                                 1,571              -
  Accounts payable to unconsolidated entities                              14              -
  Mortgages and bonds payable                                          49,594              -
  Notes payable                                                         3,000              -
  Notes payable to unconsolidated entities                              1,134              -
  Other liabilities                                                     3,645              -
                                                                     --------        ---------
        Total liabilities                                             149,162              -

Minority interest                                                       8,859              -

Shareholders' Equity:
  Preferred shares, $.01 par value; 20,000,000 shares
      authorized; none outstanding                                          -              -
  Common shares, $.01 par value; 100,000,000 shares
      authorized; 7,392,600 shares issued and 7,244,800
      shares outstanding                                                   74              -
  Capital in excess of par value                                      118,170              -
  Distributions in excess of earnings                                  (3,204)             -
  Common shares held in treasury, at cost, 147,800 shares              (1,744)             -
                                                                     --------        ---------
        Total shareholders' equity                                    113,296              -
                                                                     --------        ---------
             Total liabilities and shareholders' equity              $271,317              -
                                                                     ========        =========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Period from January 30 to
                          December 31, 1998 (dollars in
                      thousands, except per share amounts)






  Revenues:
     Rental revenues                                                   $14,198
     Interest, net of amortization of deferred loan costs                5,904
     Financial services fee income                                       1,018
     Other income                                                          113
                                                                       -------
        Total revenues                                                  21,233
                                                                       -------

  Expenses:
     Property operating expenses                                           975
     Interest expense, including amortization of deferred
       finance costs                                                     6,256
     Depreciation                                                        4,471
     General and administrative                                          1,610
     Start-up expenses                                                   3,027
                                                                       -------
        Total expenses                                                  16,339
                                                                       -------

  Net income before equity in losses of unconsolidated
     entities and minority interest                                      4,894

  Equity in losses of unconsolidated entities, net                        (648)
  Minority interest                                                       (273)
                                                                       -------

  Net income                                                           $ 3,973
                                                                       =======

  Basic and diluted weighted average number of common shares
     outstanding                                                         7,369
                                                                       =======

  Net income per share - basic and diluted                             $  0.54
                                                                       =======






         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               For the Period from January 30 to December 31, 1998
                             (amounts in thousands)




                                                                                                     Common
                                                                Capital In        Distributions      Shares           Total
                                    Shares         Common        Excess of        In Excess of       held in       Shareholders'
                                  Outstanding       Stock        Par Value          Earnings        Treasury          Equity
                                  ------------    ----------     -----------      -------------     ----------     ------------
Balances at December 31, 1997               -            $-        $      -           $    -         $     -          $      -
  Issuance of common shares, net        7,393            74         118,170                -               -           118,244
  Repurchase of common shares            (148)            -               -                -          (1,744)           (1,744)
  Net income                                -             -               -            3,973               -             3,973
  Distributions                             -             -               -           (7,177)              -            (7,177)
                                  ===========     =========     ===========      =============     ==========     ============
Balances at December 31, 1998           7,245           $74       $ 118,170          $(3,204)        $(1,744)         $113,296
                                  ===========     =========     ===========      =============     ==========     ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Period from January 30, to December 31, 1998
                             (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $3,973
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           4,802
      Non-cash compensation expense to officers                                               2,018
      Non-cash expense in connection with issuance of stock to trustees                         179
      Minority interest and equity in losses from unconsolidated entities                       921
      Other                                                                                       4
      Net changes in assets and liabilities:
        Accounts receivable and prepaid expenses                                             (3,385)
        Accounts payable and accrued expenses                                                 1,585
        Other liabilities                                                                     3,645
                                                                                          ---------
              Net cash provided by operating activities                                      13,742
                                                                                          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and cost of real estate investments                                         (116,388)
   Investment in real estate mortgages and development funding                              (50,213)
   Investment in and advances to unconsolidated entities                                    (38,226)
   Purchase of equipment                                                                       (243)
   Proceeds from collection on advances to unconsolidated entities                            1,462
   Principal payments received on loans and mortgages                                         2,314
   Net increase in bond and operating reserve funds (restricted cash)                        (3,549)
   Other                                                                                       (559)
                                                                                          ---------
              Net cash used in investing activities                                        (205,402)
                                                                                          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net of offering costs                             114,213
   Loan origination costs                                                                      (364)
   Borrowings under Credit Facility                                                          90,204
   Principal payments on mortgages                                                             (734)
   Dividends to shareholders                                                                 (7,177)
   Distributions to minority interests                                                         (469)
   Purchases of treasury shares                                                              (1,744)
   Other                                                                                          3
                                                                                          ---------
              Net cash provided by financing activities                                     193,932
                                                                                          ---------

Net increase in cash and cash equivalents                                                     2,272
Cash and cash equivalents, beginning of period                                                    -
                                                                                          =========
Cash and cash equivalents, end of period                                                     $2,272
                                                                                          =========
















         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             as of December 31, 1998

1. Organization and Operations

         ElderTrust was formed in the State of Maryland on September 23, 1997 and issued a total of 100 common shares to the Company's chief financial officer for a total consideration of $100. ElderTrust completed its initial public offering on January 30, 1998 (the "Offering") pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust were approximately $114.2 million.

         ElderTrust had no operations prior to January 30, 1998. At December 31, 1998, ElderTrust's total assets consisted primarily of a 93% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership") and its wholly-owned subsidiaries and controlled partnerships (collectively, the "Company"). At December 31, 1998, the Company's assets primarily consisted of
(i) a diversified portfolio of 22 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $20.4 million collateralized by healthcare properties under construction, (iii) term loans totaling $27.5 million collateralized by healthcare properties on which construction has been recently completed but which are still in transition to occupancy levels required under purchase/leaseback agreements, (iv) a 95% non-voting equity interest in an unconsolidated entity (ET Capital Corp.) which owns a $7.8 million second mortgage note, (v) a 99% non-voting limited partnership interest in an unconsolidated entity (ET Sub-Meridian Limited Partnership, LLP) which holds leasehold and purchase option rights for seven skilled nursing facilities, and (vi) a 99% non-voting limited member interest in two unconsolidated entities (ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle,
LLC) which each own an assisted living facility.

         Genesis Health Ventures, Inc. ("Genesis") was co-registrant in the Company's Offering. Approximately 70% of the Company's consolidated assets at December 31, 1998 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). In addition, the Company has investments in unconsolidated entities which have also leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis. See Note 5. Additionally, Michael
R. Walker serves as Chairman of the Board of Genesis and of ElderTrust.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements of ElderTrust include all the accounts of ElderTrust, the Operating Partnership, and the Operating Partnership's wholly-owned subsidiaries and controlled partnerships (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Cash and Cash Equivalents

         The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Properties

         Real estate properties are recorded at cost. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, external due diligence costs and market interest rate adjustments on assumed debt directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated composite useful life of twenty-eight and one-half years for building and improvements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company reviews its long-lived assets, which includes real estate properties, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Real Estate Loans Receivable

         Real estate loans receivable are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on the impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

         Real estate loans receivable consist of term loans on assisted living facilities in the lease-up phase maturing in three years or less, and construction loans on assisted living or independent living facilities maturing in three years or less. Interest income on the loans is recognized as earned based upon the principal amount outstanding. The loans are generally fully collateralized by the real estate and may include guarantees.

Deferred Loan Costs

         Deferred loan costs are incurred in the process of acquiring financing for the properties. The Company amortizes these costs over the term of the loan using a method which approximates the interest method.

Federal Income Taxes

         The Company will elect to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended , commencing with its taxable period ending December 31, 1998. As a result, the Company will generally not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. The Company believes it will qualify as a REIT and, accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Leases and Rental Income

         Real estate properties are leased to operators primarily on a long-term triple net-lease basis. Some of these leases provide for rents based on a specific percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The remaining leases ("fixed rent leases") are with tenants in the medical and other office buildings and provide for specific annual rents, subject to annual increases in some of the leases. Some of the lessees subject to fixed rent leases are required to repair, rebuild and maintain the leased properties.

         Lease payments are recognized as revenue as earned. Certain of the leases provide for scheduled annual rent increases. The Company reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Company records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

Stock Option Plan

         The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price.

Investments in Unconsolidated Entities

         The Company, has several investments in entities in which the controlling voting interest is owned by Mr. Edward B. Romanov, Jr., the Company's President and Chief Executive Officer. The Company accounts for these investments using the equity method of accounting.

Net Income per Share

         Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the addition of weighted average common shares and common share equivalents outstanding.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Adoption of Recent Accounting Pronouncements

         Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting of a Business Enterprise," and established new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company implemented the reporting requirements of SFAS No. 131 during the fourth quarter of 1998. The Company is a real estate investment trust whose primary objective is to invest in healthcare facilities. As such, the Company has one reportable business segment.

         Start-up Expenses

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Company adopted SOP 98-5 effective for 1998 and, accordingly, reflected $3.0 million of start-up expenses in the accompanying consolidated statement of operations.

         Comprehensive Income

         During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no items of comprehensive income which would require additional disclosure in the consolidated financial statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Other Recent Accounting Pronouncements

         Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company on January 1, 2000. The Company intends to adopt this accounting standard as required. The Company does not expect the adoption of Statement 133 to have a material adverse impact on the Company's financial condition or results of operations because the Company does not use derivative instruments.

3. Real Estate Loans Receivable

         The following is a summary of real estate loans receivable (dollars in thousands):

                                                                               Scheduled         Balance at
                                               Type of         Interest         Maturity        December 31,
                Property                         Loan            Rate             Date              1998
------------------------------------------ ----------------- -------------- ----------------- -----------------
Harbor Place         Melbourne, FL           Term                9.5%            1/2000              $  4,828
Mifflin              Shillington, PA         Term                9.5%            1/2000                 5,164
Coquina Place        Ormand Beach, FL        Term                9.5%            1/2000                 4,577
Lehigh               Macungie, PA            Term               10.5%            1/2000                 6,665
Berkshire            Reading, PA             Term               10.5%            1/2000                 6,269
Oaks                 Wyncote, PA             Construction        9.0%            1/2001                 2,410
Montchanin           Wilmington, DE          Construction       10.5%            8/2000                 9,216
Mallard Landing      Salisbury, MD           Construction       15.0%            1/2000                 2,054
Sanatoga             Pottstown, PA           Construction       10.5%            1/2001                 6,716
                                                                                              -----------------
                                                                                                     $ 47,899
                                                                                              =================

         The unfunded portion of construction loan commitments amounted to $7.7 million at December 31, 1998.

         The Company has the obligation to purchase from and leaseback seven of the assisted living facilities currently securing the Company's loans to the borrowers, Genesis or entities in which Genesis owns an equity interest. The date upon which this occurs is the earlier of the maturity of the loan or at such time as the assisted living facility reaches a average monthly occupancy of at least 90% for three consecutive months. Genesis has the right to extend the loans for one to four one-year periods, if the facility has not reached stabilized occupancy by the maturity date, upon the payment of a 0.5% fee. The purchase prices will be determined based upon each property's net operating income at the acquisition date and a formula agreed to on the transaction's original commencement date.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         The Company also has the option to purchase and leaseback one of the facilities securing a construction loan made to an unaffiliated company. This option expires in September 2000; however, the borrower has the right to extend the maturity for two one-year extensions, upon the payment by the company of a 0.5% fee, in the event the facility has not reached average monthly occupancy of at least 90% for three consecutive months by the maturity date. The option agreement provides for a $13.0 million cash purchase price.

4. Real Estate Investments

         As of December 31, 1998, the Company had investments in 22 real estate properties located in six states. The properties include seven assisted living facilities and one independent living facility with a total of 748 beds, eight skilled nursing facilities with a total of 1,188 beds and six medical and other office buildings. The Company leases its properties to operators pursuant to long-term triple net leases.

         At December 31, 1998, future minimum lease payments receivable are as follows (dollars in thousands):

                      1999                 $18,314
                      2000                  18,229
                      2001                  18,125
                      2002                  17,393
                      2003                  16,581
                      Thereafter            74,956

         The following represents a rollforward of the balance of real estate properties and related accumulated depreciation at December 31, 1998:

                                                                               Accumulated
                                                        Cost Basis            Depreciation
                                                    -------------------    --------------------
                                                              (amounts in thousands)
         Balance at January 1, 1998                             -                       -

         Additions during period
              Acquisitions                              $ 180,426                   $ 4,442
              Improvements                                    147                         2
                                                    --------------           ---------------

         Balance at December 31, 1998                   $ 180,573                   $ 4,444
                                                    ==============           ===============

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5. Concentration of Risk

         Approximately 70% of the Company's consolidated assets at December 31, 1998 consisted of real estate properties leased to and loans on real estate properties made to Genesis or Genesis Equity Investees. Consolidated revenues recorded by the Company in connection with these leases and borrowings aggregated $14.0 million in 1998. In addition, the Company has investments in unconsolidated entities which have also leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis.

         The Company and Genesis have entered into a three year agreement which expires January 30, 2001, subject to annual renewals thereafter. The agreement provides Genesis with a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by the seller or an affiliate of the seller. The agreement also provides the Company with (a) a right of first refusal to purchase and leaseback any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback as part of a sale/leaseback transaction or transactions, excluding sale/leaseback transactions with commercial banking institutions; (b) a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and (c) a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities currently owned by Genesis. The Company believes that its agreement with Genesis will provide it with opportunities to acquire and finance the development of additional assisted living, independent living and skilled nursing facilities within the Genesis ElderCareTM Networks.

6. Investments in Unconsolidated Entities

         Summary combined financial information as of and for the period ended December 31, 1998 for unconsolidated companies accounted for by the equity method is as follows (dollars in thousands):

                                  ET                          ET Sub-        ET Sub-
                             Sub-Meridian,   ET Capital        Cabot        Cleveland
                                  LLP          Corp.         Park, LLC     Circle, LLC      Total
                             -------------- -------------  -------------- -------------- -------------
Current assets                  $ 1,019         $ 57         $     -        $     6      $  1,082
Real estate properties (1)      110,024            -          17,670         14,646       142,340
Notes receivable                      -       12,537               -              -        12,537
Other assets                        602          127             504            474         1,707
Current liabilities               1,458           21             496            577         2,552
Long-term debt (2)              107,400        9,714          17,151         14,088       148,353
Total equity                        702        2,986             252            231         4,171
Rental revenue                    3,269            -             137            121         3,527
Interest income                       -          939               -              -           939
Interest expense                  2,859          687             127             98         3,771
Depreciation/amortization         1,170           11              46             39         1,266
Net income                         (760)         164             (36)           (16)         (648)
Percent ownership                   99%          95%             99%            99%

(1) Includes properties under capital lease.

(2) Includes capital lease obligations.

         In connection with ET Sub-Meridian's acquisition of seven skilled nursing facilities from a wholly-owned subsidiary of Genesis, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure to a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the current owners against any such loss of deferral to tax benefits or default resulting in a taxable event to the owners.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


7. Credit Facility

         At December 31, 1998, the Company had $90.2 million outstanding on a $140 million bank credit facility (the "Credit Facility") which expired on January 29, 1999. The Credit Facility enabled the Company to borrow funds at floating rates based on a margin over the London Interbank Borrowing Rate ("LIBOR"), as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The margin ranges from 1.50% to 1.80% over one-month LIBOR. At December 31, 1998, the margin was 1.80%, for a total rate of 7.36%, based on a borrowing base of $93.3 million. The Credit Facility included a letter of credit facility, with $1 million outstanding as of December 31, 1998. In general, the maximum letters of credit outstanding can be $4.5 million, subject to certain other constraints and conditions. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum equity value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio.

         The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced to $100 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company declared and made shareholder distributions and borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. As a result, additional borrowings were not permitted under the Credit Facility while it a technical default existed.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Company had $95.8 million of indebtedness outstanding under the Credit Facility at March 31, 1999, including the $1.0 million extension fee paid in connection with this amendment. The interest rate on borrowings outstanding under the Credit Facility will increase from 1.8% over one-month LIBOR to 2.75% effective June 1, 1999. The weighted average interest rate on borrowings outstanding under the Credit Facility at March 31, 1999 was 6.8%, including the 1.8% margin adjustment.

8. Mortgages and Bonds Payable

         As part of the acquisition price paid for certain of the real estate properties, the Company assumed mortgages to which the acquired properties were subject. Due in large part to the significant decrease in long-term interest

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


rates since these mortgages were first incurred by the original borrower, the interest rates on these mortgages are above the amounts that would have been incurred under market borrowing rates in effect on the purchase date. Accordingly, the recorded purchase price and assumed debt have been adjusted to reflect these obligations at a market rate at the date of acquisition. The face amount and recorded amount of these obligations is as follows (dollars in thousands):

                                                                    Fair
                            Stated                    Stated       Market        Adjusted Debt     Balance at
                           Interest     Maturity       Debt         Value          Amount at       December 31,
       Property              Rate         Date        Amount      Adjustment     Assumption Date      1998
-----------------------  ----------- ------------  -----------  -------------  ----------------  ---------------
The Woodbridge
   Bonds due 2005            8.00%       9/2005         $885          $ 4              $889             $889
   Bonds due 2025            8.50%       9/2025        9,060          659             9,719            9,724
Belvedere NRC/ Chapel
   NRC                      11.00%       7/2009       11,251          287            11,538           10,949
Highgate at Paoli
   Pointe Series A
   Bonds                     8.05%       9/2025        9,680          273             9,953            9,963
Riverview Ridge              9.00%       1/2020        2,724          257             2,981            2,944
Vernon Court                 6.35%       5/2025       13,964          771            14,735           14,618
Lacey Branch Office
   Bldg.                     8.25%      10/2022          494           19               513              507
                                                   -----------  -------------  ----------------  ---------------
     Total                                           $48,058       $2,270           $50,328          $49,594
                                                   ===========  =============  ================  ===============

         The Company's weighted average effective interest rate on mortgages and bonds payable was 7.2% at December 31, 1998.

         Scheduled principal payments and bond sinking fund requirements are as follows:

                     1999               $ 1,178
                     2000                 1,329
                     2001                 1,452
                     2002                 1,561
                     2003                 1,682
                     Thereafter          42,392

9. Notes Payable

         The Company has issued five $600,000 promissory notes to the sellers of the Heritage at North Andover property which the Company acquired on December 1, 1998. These notes mature on June 30, 1999 and interest only is paid monthly at an interest rate of 7%.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


10. Share Option and Incentive Plan and Other Retirement Arrangements

         The Company has established the 1998 share option and incentive plan (the "Plan") for the purpose of attracting and retaining key executive officers and employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the Plan at December 31, 1998. In conjunction with the Offering, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the Offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 7,500 and 25,000 common shares were granted to a trustee and officer of the Company, respectively, during 1998 at an exercise price of $17.75 and $15.125 per share, respectively. These options vest ratably over three and five years respectively, and terminate ten years from the date of grant.

The following is a summary of option transactions and exercise prices during 1998:

                                                                               Price per share
                                                                   -----------------------------------------
                                                                     Weighted
                                                    Options           Average                 Range
                                                 --------------    --------------     ----------------------

Options outstanding, January 30, 1998                        -                 -                -
    Options granted                                    536,500            $17.86        $15.13 to $18.00
    Options exercised                                        -                 -                -
    Options terminated                                       -                 -                -
                                                 --------------    --------------     ----------------------
Options outstanding, December 31, 1998                 536,500            $17.86        $15.13 to $18.00
                                                 ==============    ==============     ======================
Options exercisable, December 31, 1998                 150,000            $18.00             $18.00
                                                 ==============    ==============     ======================

         No compensation expense has been recognized for options granted under the Plan as the Company adopted the disclosure-only provisions of SFAS No. 123, "Stock Based Compensation" during 1998. Under SFAS No. 123, compensation expense of $443,000 would have been recorded in 1998 for the Company's Plan based upon the fair value of the option awards. Earnings per share would have been $0.48 in 1998 under SFAS No. 123. The fair value determination was calculated using the Black-Scholes option pricing model to value all stock options granted in 1998 using the following assumptions:

        Weighted average risk free interest rate                      5.9%
        Expected volatility                                          17.7%
        Expected dividend yield                                       8.1%
        Weighted average expected life of options               3.65 years
        Weighted average fair value at date of grant                 $1.69

         The Company has established a SIMPLE IRA retirement plan covering all eligible employees. Under this plan, eligible employees may make contributions up to the Internal Revenue Service maximum, and the Company is required to make certain minimum contributions. Company contributions to this Plan were $14,000 in 1998.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11. Distributions

         The Company must distribute at least 95% of its taxable income in order to continue to qualify as a REIT. Distributions in a given year may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Per share distributions on the Company's common shares are broken down according to the following categories for income tax purposes:

                                                                  1998
                                                             ------------
               Ordinary income                                   $0.973
               Capital gains                                          -
               Return of capital                                      -
                                                             ------------
                                                                 $0.973
                                                             ============

         On February 9, 1999, the Board of Trustees declared a distribution of $0.365 per share for the period October 1, 1998 through December 31, 1998. The distribution was paid on February 26, 1999 to shareholders of record on February 18, 1999.

12.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         1998
                                                                       --------
          Net income for basic and diluted earnings per share            $3,973
                                                                      =========

          Shares for basic and diluted net earnings per share             7,369
                                                                      =========

          Basic and diluted net earnings per share                       $ 0.54
                                                                      =========


         The effect of the stock options and the Operating Partnership units are antidilutive.

13. Repurchase of Common Stock

         During August 1998, the Company announced that it had authorized a Share Repurchase Program, pursuant to which the Company may from time to time repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow. During 1998, the Company repurchased 147,800 of its common shares for an aggregate price of approximately $1,744,000.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


14. Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short term nature of these investments. The carrying amount of the real estate loans receivable approximates their fair value because they were all acquired in 1998 and continue to be priced at market rates based on their relative credit risk at that time.

         The carrying amount of the Company's Credit Facility approximates fair value because the borrowings are interest rate variable. The carrying amount of the Company's mortgages and bonds payable approximates their fair value because they were all restated to a market interest rate at the time of acquisition and continue to be priced at market rates based on their relative credit risk at that time. All mortgages and bonds payable were acquired during 1998. The notes payable carrying amount approximates fair value because of their short term nature. They were issued in December 1998 and mature in June 1999.

15. Quarterly Financial Information (Unaudited)

         The following quarterly financial data summarize the unaudited quarterly results for the year ended December 31, 1998 (in thousands, except per share amounts):

                                                             Quarter ended
                                -------------------------------------------------------------------------
                                  March 31         June 30         September 30            December 31
                                --------------    ----------    -------------------    ------------------
             1998
-------------------------------
Revenues                           $ 3,230         $ 5,366           $ 6,302               $ 6,336
Net income                          (1,354)          2,008             2,352                   967
Net income per share:
  Basic                              (0.18)           0.27              0.32                  0.13
  Diluted                            (0.18)           0.27              0.32                  0.13
Dividends per share                      -            0.243             0.365                 0.365


16. Pro Forma Statement of Operations Information

         The following unaudited pro forma statement of operations information gives effect to all the Company's acquisitions which occurred at various times during 1998 as though they had occurred on January 30, 1998, after giving effect to certain adjustments, including additional rental revenues, additional depreciation expense, and increased interest expense on the debt related to the acquisitions. The Company's pro forma operating results include the results of operations of the Delaware County Memorial Hospital Medical Office Building, the Riverview Ridge assisted living facility, ET Sub-Heritage Andover, LLC and ET Sub-Vernon Court, LLC. Additionally, the pro forma operating results includes the Company's portion of its equity interests in ET Sub-Meridian, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the period.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




                 For the Period January 30, to December 31, 1998
                 -----------------------------------------------
                (dollars in thousands, except per share amounts):

         Total net revenue                                              $25,791
         Net income                                                       2,739
         Real estate depreciation and amortization                        9,610
         Basic and diluted net income per share                         $  0.38

17. Related Party Transactions

         In connection with the Offering, the Company issued and sold to Edward
B. Romanov, Jr., the Company's President and Chief Executive Officer, 200,000 common shares in a private placement at a per share price equal to the Offering price of $18.00 per share. Mr. Romanov paid for these shares with a 10-year recourse promissory note in favor of the Company, with interest only payable until maturity at an annual rate of 7%.

         In addition, Mr. Romanov, owns 118,750 units in the Operating Partnership, which represent an interest of approximately 1.5%, and received cash distributions of $115,500 during 1998.

         The Company has entered into a three-year employment agreement with Mr. Romanov, which will continue until January 30, 2001, and thereafter will be automatically renewed for successive two-year terms, unless otherwise terminated.

         Mr. Romanov owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Mr. Romanov also owns a 1% general partner interest in ET Sub-Meridian. He also owns a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. through a limited liability company of which he is the sole member. As the Company has the ability to acquire Mr. Romanov's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at December 31, 1998. Through these ownership interests, Mr. Romanov controls these entities.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

18. Minority Interest

         Immediately after the Offering the Company owned approximately 93.9% of the equity of the Operating Partnership. Subsequent to the Offering, an additional 34,100 Operating Partnership units were issued during the year resulting in the Company owning approximately 93.4% at December 31, 1998. The remaining ownership interests include interests owned directly or indirectly by directors and officers of the Company and Genesis. As of December 31, 1998, there are 513,630 units owned by minority interests.

         Subject to certain limitations in the Operating Partnership Agreement the limited partners that hold units in the Operating Partnership have the right to require the redemption of their units, which aggregate 513,630 at December 31, 1998, at any time after March 30, 1999 ("Unit Redemption Rights"). The Operating Partnership's obligation with respect to the Unit Redemption Rights is that the limited partner will receive cash from the Operating Partnership in an amount equal to the market value of the units to be redeemed. However, in lieu of the Operating Partnership acquiring the units for cash, the Company has the right to elect to acquire the units directly from the limited partner, either for cash or common shares of ElderTrust at the Company's discretion.

19. Supplemental Cash Flow Information:

         Supplemental cash flow information for the year ended December 31, 1998 is as follows (amounts in thousands):


Cash Paid For:
    Interest                                                                                 $   5,412
                                                                                             ==========
Non-Cash Investing and Financing Transactions:
    Note receivable relating to officer share purchase                                       $   3,600
                                                                                             ==========
    Assumption of debt in connection with acquisition of real estate properties              $  50,328
                                                                                             ==========
    Units issued in connection with acquisition of real estate properties                    $  10,511
                                                                                             ==========
    Notes issued in connection with acquisition of real estate properties                    $   4,134
                                                                                             ==========
    Non-cash transaction relating to the sale of partnership units:
        Accounts receivable                                                                  $   3,000
                                                                                             ==========
        Reduction in advances to unconsolidated entities                                     $   1,690
                                                                                             ==========
        Issuance of partnership units                                                        $     375
                                                                                             ==========
        Reduction in cost of real estate investments                                         $     935
                                                                                             ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the heading "Election of Trustees" in the Company's proxy statement to be filed with respect to the 1999 annual meeting of shareholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "Securities Owned by Management and Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included in Part II, Item 8 of this report:

(1) Financial Statements:                                            Page Number
                                                                     -----------
       Independent Auditors' Report                                      74
       Consolidated Balance Sheet as of December 31, 1998                75
       Consolidated Statement of Operations for the period from
          January 30 to December 31, 1998                                76
       Consolidated Statement of Stockholders' Equity for the period
          from January 30 to December 31, 1998                           77
       Consolidated Statement of Cash Flows for the period
          from January 30 to December 31, 1998                           78
       Notes to Consolidated Financial Statements                        79

(2) The following Financial Statement Schedules are included in Item 14 (d):

         Schedule III - Real Estate and Accumulated Depreciation
         Schedule IV - Mortgage Loans on Real Estate

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits:

         The exhibits filed with this report are listed in the exhibit index on page 98.

(b) Current Reports on Form 8-K:

         The Company filed a report on Form 8-K dated December 1, 1998 reporting the Company's acquisition of direct or indirect interests in three assisted living facilities and one independent living facility.

(c) Exhibits:

         The exhibits listed in Item 14(a)(3) above are filed with this Form
         10-K.

(d) Financial Statement Schedules:

         Financial statement schedules are included on pages S-1 and S-2.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          ElderTrust
                                  ----------------------------------------------
                                         Registrant

                             By: /s/ Edward B. Romanov. Jr.
                                  ----------------------------------------------
                                 President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

                             By:  /s/ Edward B. Romanov, Jr.
                                  ----------------------------------------------
                                  Edward B. Romanov, Jr.
                                  Chief Executive Officer, President and Trustee (Principal Executive Officer)

                             By:  /s/ D. Lee McCreary, Jr.
                                  ----------------------------------------------
                                  D. Lee McCreary, Jr.
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                             By:  /s/ Michael R. Walker
                                  ----------------------------------------------
                                  Michael R. Walker
                                  Chairman of the Board

                             By:  /s/ Kent P. Dauten
                                  ----------------------------------------------
                                  Kent P. Dauten
                                  Trustee

                             By:  /s/ Rodman W. Moorhead, III
                                  ----------------------------------------------
                                  Rodman W. Moorhead, III
                                  Trustee

                             By:
                                  ----------------------------------------------
                                  Timothy T. Weglicki
                                  Trustee

                             By:  /s/ Stuart D. Halpert
                                  ----------------------------------------------
                                  Stuart D. Halpert
                                  Trustee

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------
(a)  3.1        Amended and Restated Declaration of Trust of the Company
(a)  3.2        Amended and Restated Bylaws of the Company
(a)  10.1       Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(a)  10.2       Registration Rights Agreement between the Company and the persons named therein
(a)  10.3       1998 Share Option and Incentive Plan *
(b)  10.4       Subscription Agreement between the Company and Edward B. Romanov, Jr. dated as of October 8, 1997
(a)  10.5       Employment Agreement between the Company and Edward B. Romanov, Jr.*
(a)  10.6       Non-Competition Agreement between the Company and Michael R. Walker*
(b)  10.7       Indemnification Agreement between the Company and each of its officers and trustees *
(b)  10.8       Form of Asset Transfer Agreement between the Operating Partnership and Genesis (Heritage Woods, Willowbrook,
                   Riverview Ridge, Pleasant View, Rittenhouse, Lopatcong, Phillipsburg, Wayne, POB 1, Lacey Bank Building,
                   Belvedere, Chapel Manor and Pennsburg Manor)
(b)  10.9       Plan of Asset Transfer and Contribution Agreement between the Operating Partnership and Senior LifeChoice dated as of September 25, 1997
(b)  10.10      Form of Asset Transfer Agreement between the Operating Partnership and certain limited partners in Senior
                   LifeChoice of Paoli, L.P. and Senior LifeChoice of Kimberton, L.P. who are selling partnership interests for cash
(b)  10.11      Plan of Asset Transfer and Contribution Agreement among the Operating Partnership, GHV Associates and the partners in GHV Associates dated as of September 25, 1997
(b)  10.12      Plan of Asset Transfer and Contribution Agreement among the Operating Partnership and certain partners in
                   Salisbury Medical Office Building General Partnership dated as of September 25, 1997
(b)  10.13      Asset Transfer Agreement between the Operating Partnership and certain parties in Salisbury Medical Office
                   Building General Partnership who are selling partnership interests for cash
(b)  10.14      Form of Term Loan Agreement (Mifflin and Coquina Center (Genesis))
(b)  10.14.1    Form of Secured Note (Mifflin and Coquina Center (Genesis))
(b)  10.14.2    Form of Mortgage and Security Agreement (Mifflin and Coquina Center (Genesis))
(b)  10.14.3    Form of Assignment of Rents and Leases (Mifflin and Coquina Center (Genesis))



(b) 10.14.4     Form of Collateral Assignment of Agreements Affecting Real Estate (Mifflin and Coquina Center (Genesis))
(b) 10.14.5     Form of Guaranty and Suretyship Agreement (Mifflin and Coquina Center (Genesis))
(b) 10.15       Form of Construction Loan Agreement (Oaks (Genesis))
(b) 10.15.1     Form of Secured Note (Oaks (Genesis))
(b) 10.15.2     Form of Mortgage and Security Agreement (Oaks (Genesis))
(b) 10.15.3     Form of Assignment of Rents and Leases (Oaks (Genesis))
(b) 10.15.4     Form of Collateral Assignment of Agreements Affecting Real Estate (Oaks (Genesis))
(b) 10.15.5     Form of Guaranty and Suretyship Agreement (Oaks (Genesis))
(b) 10.16       Form of Assignment and Assumption Agreement between the Operating Partnership and Genesis (Montchanin
                   Construction Loan)
(b) 10.17       Form of Construction Loan Commitment between the Operating Partnership and Genesis
(a) 10.18       Assignment and Assumption Agreement between ET Capital Corp. and Genesis
(a) 10.18.1     Amendment of Working Capital Loan and Security Agreement among ET Capital Corp., Genesis and AGE
                   Institute of Florida
(a) 10.18.2     Intercreditor Agreement among ET Capital Corp., Genesis and AGE Institute of Florida
(a) 10.19       Right of First Refusal Agreement between the Operating Partnership and Genesis
(a) 10.20       Option Agreement to purchase Holton Point facility between the Operating Partnership and Genesis
(b) 10.21       Form of Minimum Rent Lease between the Operating Partnership and Genesis (Heritage Woods, Highgate
                   at Paoli Pointe, Rittenhouse, Lopatcong, Phillipsburg and Wayne)
(b) 10.22       Form of Percentage Rent Lease between the Operating Partnership and Genesis (Willowbrook, Riverview
                   Ridge and Pleasant View)
(b) 10.23       Form of Fixed Rent Lease between the Operating Partnership and Genesis (Salisbury Medical Office Building,
                   Windsor Office Building and Windsor Clinic and Training Facility)
(a) 10.24       Credit Facility
    10.25       First Amendment to Credit Facility
(a) 10.26       Cross Indemnification and Contribution Agreement between the Company and Genesis
(c) 10.27       Subordinated Promissory Note of ET Sub-Meridian payable to the Operating Partnership in the amount of
                   $18.5 million
(c) 10.28       Agreement of Limited Partnership of ET Sub-Meridian
(c) 10.29       Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on
                   Exhibit B thereto
(c) 10.30       Indemnification Consent and Acknowledgment Agreement dated September 3, 1998 between the Operating
                   Partnership and Genesis



(c) 10.31       Guarantee Agreement dated September 3, 1998 between Operating Partnership and ET Sub-Meridian
(c) 10.32       Subordinated Promissory Note of ET Sub-Meridian payable to Genesis in the amount of $8.5 million
(d) 10.33       Purchase and Sale Agreement dated as of June 12, 1998 by and among ElderTrust Operating Limited
                   Partnership, Genesis Health Ventures, Inc., collectively "the Purchasers" and Cabot Park Limited
                   Partnership, Cleveland Circle Assisted Living Limited Partnership, Heritage at the Falls Assisted
                   Living Limited Partnership, Vernon Court Associated Partnership, and North Andover Assisted Living
                   Limited Partnership, collectively "the Seller"
(d) 10.34       Amendment to the Purchase and Sale Agreement dated July 22, 1998 by and among ElderTrust Operating
                   Limited Partnership, Genesis Health Ventures, Inc. and Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities
(d) 10.35       Second Amendment to the Purchase and Sale Agreement dated July 22, 1998 by and among ElderTrust
                   Operating Limited Partnership, Genesis Health Ventures, Inc. and Robert A. Fishman, counsel for the
                   Seller and the NDNE/ADS Entities
(d) 10.36       Amendment to the Purchase and Sale Agreement dated November 30, 1998 by and among ElderTrust
                   Operating Limited Partnership, Genesis Health Ventures, Inc. and Robert A. Fishman, counsel for the
                   Seller and the NDNE/ADS Entities
(d) 10.37       Assignment and Assumption of the Purchase and Sale Agreement by and between ElderTrust Operating
                   Limited Partnership and Genesis Health Ventures, Inc. dated November 23, 1998
    10.38       Operating Agreement of ET-Sub Heritage Andover, L.L.C.
    10.39       Operating Agreement of ET-Sub Vernon Court, L.L.C.
    10.40       Operating Agreement of ET-Sub Cabot Park, L.L.C.
    10.41       Operating Agreement of ET-Sub Cleveland Circle, L.L.C.
    10.42       Option Agreement by and between Edward B. Romanov, Jr. and the Operating Partnership to purchase
                   Mr. Romanov's controlling ownership interest in ET-Sub Vernon Court, L.L.C.
    11.1        Computation of basic and diluted earnings per share for the period from January 30, 1998 through
                   December 31, 1998
    21.1        Subsidiaries of the Registrant
    27.1        Financial Data Schedule

----------------
* Represents management contract or compensatory plan

(a) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(b) Incorporated by reference to the Company's Form S-11 Registration Statement (No. 333-37451).
(c) Incorporated by reference to the Company's Form 8-K filed on September 18, 1998.
(d) Incorporated by reference to the Company's Form 8-K filed on December 16, 1998.

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (dollars in thousands)

                                        Initial Cost to
                                            Company               Cost          Gross Amount at Which Carried at Close of Period
                                     -----------------------   Capitalized       -----------------------------------------------
                                            Buildings          Subsequent
                                              and                  to                  Buildings and                Accum.
    Description      Encumbrances       Land Improvements     Acquisition    Land       Improvements   Total(1)    Deprec.(2)
---------------------------------------------------------------------------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA              $    -(3)   $1,249      $11,243    $    -        $1,249         $11,243     $12,492       $362
   Clark's Summit, PA           -(3)      645        5,801         -           645           5,801       6,446        187
   Wilkes-Barre, PA         2,724         662        5,957         -           662           5,957       6,619        157
   Paoli, PA                9,680       1,128       10,148         -         1,128          10,148      11,276        326
   Kimberton, PA            9,945       1,226       11,035         -         1,226          11,035      12,261        355
   North Andover, MA            -(3)    1,194       10,751         -         1,194          10,751      11,945         31
   Newton, MA              13,964       1,793       16,141         -         1,793          16,141      17,934         47
                          -------     -------       ------    ------       -------         -------     -------    -------
     Subtotal              36,313       7,897       71,076         -         7,897          71,076      78,973      1,465
                          -------     -------       ------    ------       -------         -------     -------    -------
Independent Living Facility:
   Concord, NH                  -(3)      407        3,667         -           407           3,667       4,074        118

Skilled Nursing Facilities:
   Philadelphia, PA             -(3)      985        8,865         -           985           8,865       9,850        285
   Lopatcong, NJ                -(3)    1,490       13,406         -         1,490          13,406      14,896        431
   Phillipsburg, NJ             -         679        6,110         -           679           6,110       6,789        197
   Wayne, PA                    -(3)      662        5,959        86           662           6,045       6,707        192
   Chester, PA             11,251(4)    1,187       10,679         -         1,187          10,679      11,866        343
   Philadelphia, PA             -(4)    1,230       11,074         -         1,230          11,074      12,304        356
   Flourtown, PA                -(3)      784        7,052         -           784           7,052       7,836        227
   Pennsburg, PA                -(3)    1,091        9,821         -         1,091           9,821      10,912        316
                          -------     -------       ------    ------       -------         -------     -------    -------
     Subtotal              11,251       8,108       72,966        86         8,108          73,052      81,160      2,347
                          -------     -------       ------    ------       -------         -------     -------    -------
Medical Office and Other Buildings:
   Upland, PA                   -(3)        -        4,383        56             -           4,439       4,439        143
   Drexel Hill, PA              -(3)        -        8,141         5             -           8,146       8,146        262
   Salisbury, MD                -(3)      135        1,212         -           135           1,212       1,347         39
   Windsor, CT                  -(3)      148        1,333         -           148           1,333       1,481         43
   Windsor, CT                  -(3)       33          295         -            33             295         328          9
   Forked River, NJ           494          62          563         -            62             563         625         18
                          -------     -------       ------    ------       -------         -------     -------    -------
     Subtotal                 494         378       15,927        61           378          15,988      16,366        514
                          -------     -------       ------    ------       -------         -------     -------    -------
Grand Total               $48,058     $16,790     $163,636      $147       $16,790        $163,783    $180,573     $4,444
                          =======     =======     ========   =======       =======        ========    ========    =======
(1)  The aggregate cost for Federal income tax purposes is $171,715.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3) Encumbered by the Credit Facility in the aggregate amount of $100 million.
(4) This is a single note which covers both properties.


(Restubbed Table)





                                          Orig. Construct./    Date
                                         Renovation Date    Acquired
---------------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA                                  1997          Jan-98
   Clark's Summit, PA                          1996          Jan-98
   Wilkes-Barre, PA                            1993          Mar-98
   Paoli, PA                                   1995          Jan-98
   Kimberton, PA                               1996          Jan-98
   North Andover, MA                           1995          Dec-98

   Newton, MA                             1905/1995          Dec-98


   Concord, NH                                 1926          Jan-98

Skilled Nursing Facilities:
   Philadelphia, PA                       1930/1993          Jan-98
   Lopatcong, NJ                          1984/1992          Jan-98
   Phillipsburg, NJ                       1930/1993          Jan-98
   Wayne, PA                              1920/1989          Jan-98
   Chester, PA                            1960/1983          Jan-98

   Philadelphia, PA                            1973          Jan-98
   Flourtown, PA                          1977/1991          Jan-98
   Pennsburg, PA                               1982          Jan-98

     Subtotal

Medical Office and Other Bui
   Upland, PA                                  1977          Jan-98
   Drexel Hill, PA                        1984/1997          Feb-98
   Salisbury, MD                               1984          Jan-98
   Windsor, CT                                 1996          Jan-98
   Windsor, CT                            1934/1965          Jan-98
   Forked River, NJ                            1996          Jan-98

     Subtotal

Grand Total

(1)  The aggregate cost for Federal income tax purposes is $171,715.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3) Encumbered by the Credit Facility in the aggregate amount of $100 million.
(4) This is a single note which covers both properties.

                                   ELDERTRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                             (dollars in thousands)



                                                                       Final      Periodic
                                             Number of    Interest   Maturity      Payment
Description                                    Beds         Rate       Date         Term      Prior Liens
-----------------------------------------------------------------------------------------------------------

Term Loans - Assisted Living Facilities:
Melbourne, FL                                      102        9.50%      1/2000           (2)      None
Shillington, PA                                     67        9.50%      1/2000           (2)      None
Ormond Beach, FL                                    80        9.50%      1/2000           (2)      None
Macungie, PA                                        70       10.50%      1/2000           (2)      None
Reading, PA                                         64       10.50%      1/2000           (2)      None
                                             ----------
     Subtotal                                      383
                                             ----------

Construction Loans - Assisted or Independent
Living Projects:
Wyncote, PA                                         52        9.00%      1/2001           (2)      None
Wilmington, DE                                      92       10.50%      8/2000           (2)      None
Salisbury, MD                                      147       15.00%      1/2000           (3)      $840
Pottstown, PA                                       70       10.50%      1/2001           (2)      None
                                             ----------
     Subtotal                                      361
                                             ----------

Penn Mortgage Loan - Personal Care Facility (unoccupied):
Philadelphia, PA                                   180       10.25%     12/1998           (2)      None
                                             ----------


Grand Total                                        924
                                             ==========

(1) The aggregate cost for Federal income tax purposes is $47,899.
(2) Interest only payable to maturity date. The Company has either the obligation or option to purchase the various facilities at maturity as defined in the loan agreements.
(3) The borrower is required to repay the outstanding principal balance based on sale proceeds, net of closing costs and $0.7 per apartment or cottage to the junior lienholder.

Activity for the year ended December 31, 1998 is as follows:
                                              Mortgage
                                                Loans
                                             ------------
    Balance at December 31, 1997                    $  -
       Additions during the period:
           New mortgage loans                     50,213
           Other                                       -

       Deductions during the period:
            Collections of principal             (2,314)
                                             ------------

    Balance at December 31, 1998                 $47,899
                                             ============


                                      S-2

(Restubbed Table)


                                                                                      Loans Subject to
                                                                  Carrying Amount         Delinquent
                                                  Face Amount     of Mortgages at          Principal
Description                                       of Mortgages    December 31, 1998(1)    or Interest
----------------------------------------------------------------------------------------------------------

Term Loans - Assisted Living Facilities:
Melbourne, FL                                              $4,828            $4,828                     -
Shillington, PA                                             5,164             5,164                     -
Ormond Beach, FL                                            4,577             4,577                     -
Macungie, PA                                                6,665             6,665                     -
Reading, PA                                                 6,269             6,269                     -
                                                ------------------------------------
     Subtotal                                              27,503            27,503
                                                ------------------------------------

Construction Loans - Assisted or Independent
Living Projects:
Wyncote, PA                                                 5,380             2,410                     -
Wilmington, DE                                              9,500             9,216                     -
Salisbury, MD                                               6,407             2,054                     -
Pottstown, PA                                               6,511             6,716                     -
                                                ------------------------------------
     Subtotal                                              27,798            20,396
                                                ------------------------------------

Penn Mortgage Loan - Personal Care Facility (unoccupied)
Philadelphia, PA                                              800                 -                     -

                                                ------------------------------------

Grand Total                                               $56,101           $47,899
                                                ====================================

