Form 10-Q
period 1999-03-31
ELDERTRUST
filed 1999-05-12
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

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
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

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

            Yes    X                            No
               ---------                          ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                          Outstanding at April 30, 1999
---------------------------------------        -------------------------------
Common stock, $0.01 par value per share                   7,201,100

Exhibit index is located on page 28

                                   ELDERTRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I:         FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of March 31, 1999 and
                           December 31, 1998.........................................................        1

                    Condensed Consolidated Statements of Operations for the
                           three months ended March 31, 1999 and for the period
                           from January
                           30, 1998 to March 31, 1998................................................        2

                    Condensed Consolidated Statements of Cash Flows for the
                           three months ended March 31, 1999 and for the period
                           from January
                           30, 1998 to March 31, 1998................................................        3

                    Notes to Unaudited Condensed Consolidated Financial Statements...................        4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.......................................................        8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................       25

PART II:        OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds..........................................       26

         Item 6.  Exhibits and Reports on Form 8-K...................................................       26

SIGNATURES...........................................................................................       27

EXHIBIT INDEX........................................................................................       28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                   ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

               (dollar amounts in thousands, except share amounts)

                                                                               March 31, 1999          December 31, 1998
                                                                               --------------          -----------------
                               ASSETS
Assets:
     Real estate properties, at cost                                              $164,287                  $163,783
     Less - accumulated depreciation                                                (5,881)                   (4,444)
     Land                                                                           16,642                    16,790
                                                                                  --------                  --------
            Net real estate properties                                             175,048                   176,129
     Real estate loans receivable                                                   50,721                    47,899
     Cash and cash equivalents                                                       2,060                     2,272
     Restricted cash                                                                 4,639                     3,549
     Accounts receivable                                                             4,695                     4,412
     Accounts receivable from unconsolidated entities                                1,044                       987
     Prepaid expenses                                                                1,124                       986
     Investments in and advances to unconsolidated entities                         33,800                    34,426
     Other assets, net                                                               1,548                       657
                                                                                  --------                  --------
                Total assets                                                      $274,679                  $271,317
                                                                                  ========                  ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank credit facility                                                         $ 95,822                  $ 90,204
     Accounts payable and accrued expenses                                           1,848                     1,571
     Accounts payable to unconsolidated entities                                        84                        14
     Mortgages and bonds payable                                                    49,282                    49,594
     Notes payable                                                                   3,000                     3,000
     Notes payable to unconsolidated entities                                        1,121                     1,134
     Other liabilities                                                               3,601                     3,645
                                                                                  --------                  --------
           Total liabilities                                                       154,758                   149,162

Minority interest                                                                    8,718                     8,859

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                                   --                        --
     Common shares, $.01 par value; 100,000,000 shares authorized;
         7,201,100 and 7,244,800 shares issued and outstanding,
         respectively                                                                   72                        72
     Capital in excess of par value                                                116,004                   116,428
     Distributions in excess of earnings                                            (4,873)                   (3,204)
                                                                                  --------                  --------
           Total shareholders' equity                                              111,203                   113,296
                                                                                  --------                  --------
                Total liabilities and shareholders' equity                        $274,679                  $271,317
                                                                                  ========                  ========


See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                (dollars in thousands, except per share amounts)

                                                                       For the three           Period from
                                                                        months ended          January 30 to
                                                                         March 31,              March 31,
                                                                            1999                  1998
                                                                     -------------------    ------------------
Revenues:
     Rental revenues                                                       $4,623               $ 2,420
     Interest, net of amortization of deferred loan
        origination costs                                                   1,465                   674
     Interest from unconsolidated entities                                    941                   113
     Other income                                                              19                    23
                                                                           ------               -------
        Total revenues                                                      7,048                 3,230
                                                                           ------               -------

Expenses:
     Property operating expenses                                              298                   150
     Interest expense, including amortization of deferred
        finance costs                                                       2,935                   779
     Depreciation                                                           1,440                   743
     General and administrative                                               753                   379
     Start-up expenses                                                         --                 2,617
                                                                           ------               -------
        Total expenses                                                      5,426                 4,668
                                                                           ------               -------

Net income (loss) before equity in losses of unconsolidated
     entities and minority interest                                         1,622                (1,438)

Equity in losses of unconsolidated entities, net                             (593)                   (4)
Minority interest                                                             (70)                   88
                                                                           ------               -------

Net income (loss)                                                          $  959               $(1,354)
                                                                           ======               =======

Basic and diluted weighted average number of
     common shares outstanding                                              7,215                 7,390
                                                                           ======               =======

Net income (loss) per share - basic and diluted                            $ 0.13              ($  0.18)
                                                                           ======              ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                         For the three         Period from
                                                                                          months ended        January 30 to
                                                                                            March 31,            March 31,
                                                                                              1999                1998
                                                                                         --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                     $     959           $  (1,354)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                         1,781                 787
         Non-cash compensation expense to officers                                              --                 2,018
         Non-cash expense in connection with stock issued to trustees                           --                    14
         Minority interest and equity in losses from unconsolidated
              entities                                                                           663                 (84)
         Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                             (461)             (1,507)
           Accounts payable and accrued expenses                                                 347               4,053
           Other liabilities                                                                     (39)              2,597
                                                                                           ---------           ---------
                 Net cash provided by operating activities                                     3,250               6,524
                                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                            --              (103,882)
     Investments in real estate mortgages and development funding                             (2,822)            (37,900)
     Investment in and advances to unconsolidated entities                                      --                (7,406)
     Capital expenditures                                                                       (438)               (103)
     Proceeds from collection on advances to unconsolidated entities                              34                --
     Net increase in bond and operating reserve funds (restricted cash)                       (1,090)             (2,657)
     Other                                                                                       155                (562)
                                                                                           ---------           ---------
                 Net cash used in investing activities                                        (4,161)           (152,510)
                                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs                               --               114,217
     Payment of deferred financing fees                                                       (1,330)               (140)
     Borrowings under Credit Facility                                                          5,618              34,110
     Principal payments on mortgages                                                            (312)               (122)
     Distributions to shareholders                                                            (2,628)               --
     Distributions to minority interests                                                        (188)               --
     Repurchase of common shares                                                                (424)               --
     Other                                                                                       (37)               --
                                                                                           ---------           ---------
                   Net cash provided by financing activities                                     699             148,065
                                                                                           ---------           ---------

Net increase (decrease) in cash and cash equivalents                                            (212)              2,079
Cash and cash equivalents, beginning of period                                                 2,272                --
                                                                                           ---------           ---------
Cash and cash equivalents, end of period                                                   $   2,060           $   2,079
                                                                                           =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 1999. Certain amounts included in the unaudited condensed consolidated financial statements for the three months ended March 31, 1998 have been reclassified for comparative purposes.

         Results of operations for the interim period ended March 31, 1998 includes the Company's operations from January 30, 1998, the date of consummation of the Company's initial public offering, to March 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling interest is owned by Mr. Edward B. Romanov, Jr., the Company's President and Chief Executive Officer. Mr. Romanov owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Mr. Romanov also owns a 1% general partner interest in ET Sub-Meridian, LLP. He also owns a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. through a limited liability company of which he is the sole member. As the Company has the ability to acquire Mr. Romanov's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at March 31, 1999. As a result of the Company not having controlling or managing interest in the remaining entities, the Company records its investments in and results of operations from these entities using the equity method of accounting in its consolidated financial statements. Summary combined financial information as of and for the period ended March 31, 1999 for these unconsolidated entities is as follows (dollars in thousands):

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                       ET                              ET Sub-           ET
                                  Sub-Meridian,     ET Capital          Cabot      Sub-Cleveland
                                       LLP             Corp.          Park, LLC     Circle, LLC       Total
                                 ---------------- ---------------- --------------- ---------------   --------
Current assets                      $  1,562          $   520          $   255        $   337        $  2,674
Real estate properties (1)           109,156               --           17,564         14,499         141,219
Notes receivable                          --           12,492               --             --          12,492
Other assets                             452              125              500            474           1,551
Current liabilities                    1,768              408              640            652           3,468
Long-term debt (2)                   107,178            9,681           17,225         14,216         148,300
Total equity                             139            3,048              178            211           3,576
Rental revenue                         2,450               --              413            364           3,227
Interest income                            3              418               --             --             421
Interest expense                       2,138              320              347            268           3,073
Depreciation/amortization                878                3              140            116           1,137
Net income (loss)                       (563)              62              (74)           (20)           (595)
Percent ownership                         99%              95%              99%            99%

    (1)  Includes properties under capital lease.
    (2)  Includes capital lease obligations.

         In connection with ET Sub-Meridian's acquisition of seven skilled nursing facilities from Genesis Health Ventures, Inc. ("Genesis"), the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure to a default by Genesis resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the previous owners against any such loss of deferral to tax benefits or default resulting in a taxable event to them.

3.  Credit Facility

         At March 31, 1999, the Company had $95.8 million outstanding under its bank credit facility (the "Credit Facility"). The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced from $140 million to $100.5 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company also borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

violation of the minimum equity value covenant. Additional borrowings were not permitted under the Credit Facility during this period while the Company was in default.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The covenant requiring maintenance of a minimum equity value is no longer required under the Credit Facility, as amended. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $152.0 million are included in the Credit Facility borrowing base and pledged as collateral.

         Amounts outstanding under the Credit Facility bear interest at floating rates based on a margin over the London Interbank Offered Rate ("LIBOR"), as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The margin ranges from 1.50% to 1.80% over one-month LIBOR. The interest rate on borrowings outstanding under the Credit Facility will increase from 1.80% over one-month LIBOR to 2.75% effective June 1, 1999. The interest rate on borrowings outstanding under the Credit Facility at March 31, 1999 was 6.8%, including the 1.80% margin adjustment.

         The Company paid financing fees aggregating $1.3 million in connection with amendments to the Credit Facility during the three months ended March 31, 1999. Unamortized deferred financing costs in connection with the Credit Facility aggregated approximately $1.4 million at March 31, 1999. These financing costs will be fully amortized ratably during the remaining three quarters of 1999 and included as a component of interest expense.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

                                                                            For the three months
                                                                               ended March 31,
                                                                         ----------------------------
                                                                            1999          1998 (1)
                                                                         ------------    ------------
Net income (loss) for basic and diluted earnings (loss) per share            $  959        $(1,354)
                                                                         ============    ============

Weighted average common shares outstanding for basic and diluted net
    earnings (loss) per share                                                 7,215          7,390
                                                                         ============    ============

Basic and diluted net earnings (loss) per share                              $ 0.13        $ (0.18)
                                                                         ============    ============

     (1) Represents the period from January 30, 1998 to March 31, 1998.

         The effect of outstanding stock options is antidilutive and thus not reflected in the determination of weighted average common shares outstanding. The operating partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common stock equivalents as they are redeemable for cash.

5.   Supplemental Cash Flow Information:

         Supplemental cash flow information for the periods indicated is as follows

                                                                              For the three months ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                1999            1998 (1)
                                                                            --------------    -------------
                                                                                (amounts in thousands)
       Non-Cash Investing and Financing Transactions:
           Note receivable relating to officer share purchase                        --          $ 3,600
           Assumption of debt in connection with acquisition of real
              estate properties                                                      --           36,996
           Units issued in connection with acquisition of real estate
              properties                                                             --           10,511

       (1) Represents the period from January 30, 1998 through March 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, the "Company"). In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "may," "continues," "estimates," "expects," and "anticipates" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

      o   general economic, business and regulatory conditions,
      o   the ability to refinance the Company's existing credit facility,
      o   availability, terms and use of capital,
      o   federal and state government regulation,
      o   changes in Medicare and Medicaid reimbursement programs,
      o   relationship with Genesis Health Ventures ("Genesis"),
      o   competition, and
      o   Year 2000 readiness.

         Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Company's judgment as of the date of this Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office buildings. The Company conducts all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of March 31, 1999, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Approximately 69% of the Company's consolidated assets at March 31, 1999 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). Revenues recorded by the Company in connection with these leases and borrowings aggregated $4.6 million for the three months ended March 31, 1999. In addition, the Company's investments in unconsolidated entities which it accounts for using the equity method of accounting (the Company's "Equity Investees") also have leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company and its Equity Investees' revenues and ability to meet their obligations depends, in significant part, upon:

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

         Neither the Company nor its Equity Investees has control over these entities and can make no assurance that any of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made to them.
See "Summary Condensed Consolidated Financial Data of Genesis."

         On March 31, 1999, the term of the bank credit facility (the "Credit Facility") was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived certain defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. At March 31, 1999 the Company had $95.8 million outstanding under the Credit Facility. See "Liquidity and Capital Resources."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at March 31, 1999 which it expects to fund with cash flow from operations and funds available under the Credit Facility. The Company is also obligated, or has an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long term leases. A portion or all of the purchase price for these acquisitions will be satisfied by any remaining balance outstanding under the related term or construction loans. The Company will need to fund the remainder of the purchase prices through borrowings under the existing or any future credit facilities or through other funding alternatives. Due to the limited availability of funds under the existing credit facility, the Company may be required to finance any required purchases or exercise of its purchase option by using other borrowing sources, the sale of other assets or issuance of equity. See "Liquidity and Capital Resources."

         The Company intends to declare and pay distributions to its shareholders in amounts not less than the amounts required to maintain REIT status. The amount and timing of distributions will depend upon the Company's cash available for distribution and limitations or restrictions under the existing and any future credit facilities on payment of shareholder distributions. See "Liquidity and Capital Resources."

         Substantially all of the Company's revenues are derived from:

            o rents received under long-term leases of healthcare-related real estate;
            o   interest earned from term and construction loans; and
            o interest earned from the temporary investment of funds in short-term instruments.

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

         The primary non-cash expenses of the Company are the depreciation of its healthcare facilities, amortization of its deferred loan origination costs and deferred financing costs.

Investments in Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. Edward B. Romanov, Jr., the Company's President and Chief Executive Officer. As a result, the Company records its investments in and results of operations from these entities using the equity method of accounting in the unaudited condensed consolidated financial statements included herein.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. Romanov. As of March 31, 1999, ET Capital owned a $7.8 million second mortgage note with AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full.

         The Company recorded income of $59,000 and a loss of ($4,000) related to the portion of its equity interest in ET Capital's results of operations for the three months ended March 31, 1999 and the period from January 30, 1998 to March 31, 1998, respectively. ET Capital has notes receivable of $12.5 million and long-term debt of $9.7 million payable to the Company at March 31, 1999. See
Note 3 to the Company's unaudited condensed consolidated financial statements included herein.

         ET Capital has notes receivable aggregating $4.7 million at March 31, 1999 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature in December 2001 and bear interest at 12% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at March 31, 1999 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.8 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The Company recorded $320,000 and $113,000 in interest income during the three months ended March 31, 1999 and the period from January 30, 1998 to March 31, 1998, respectively, on the notes payable to the Company by ET Capital.

         ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. Romanov is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal exercisable by that entity. Genesis has guaranteed the subleases.

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

         The Company recorded a loss of ($557,000) related to the portion of its equity interest in ET Sub-Meridian's results of operations for the three months ended March 31, 1999. ET Sub-Meridian has real estate investments and long-term debt of $109.2 million and $107.2 million, respectively, at March 31, 1999. See
Note 3 to the Company's unaudited condensed consolidated financial statements included herein. At March 31, 1999, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $527,000 in interest income during the three months ended March 31, 1999 on this loan.

         ET Sub-Heritage Andover, LLC
         ET Sub-Vernon Court, LLC
         ET Sub-Cabot Park, LLC
         ET Sub-Cleveland Circle, LLC

         The Company, through four limited liability companies (ET Sub-Heritage Andover, LLC, ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC, and ET Sub-Cleveland Circle, LLC), has member interests in three assisted living facilities and one independent living facility which it acquired during December 1998 from an unrelated third party. A Genesis Equity Investee leases each of the facilities.

         These limited liability companies have $15.4 million of subordinated demand loans bearing interest at 12% per annum with the Company. The Company recorded $94,000 in interest income during the three months ended March 31, 1999 in connection with the demand loans payable aggregating $3.1 million payable to the Company by two of the unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans aggregating $4.7 million payable to ET Capital, maturing December 2001 and bearing interest at 12% per annum with interest and principal payable monthly. The Company has an option to acquire Mr. Romanov's interest in ET Sub-Vernon Court, LLC. The option exercise price is equal to Mr. Romanov's investment of $3,200 and expires on November 30, 1999.

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at March 31, 1999. In each of the remaining three limited liability companies, the Company has a 99% member interest and a limited liability company of which Mr. Romanov is the sole member has a 1% managing member interest. As the Company has the ability to acquire Mr. Romanov's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at March 31, 1999.

         The Company recorded aggregate losses of ($93,000) related to the portion of its equity interest in ET-Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC's results of operations for the three months ended March 31, 1999. These two entities have real estate investments and aggregate long-term debt of $32.1 million and $31.4 million, respectively, at March 31, 1999. See Note 3 to the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

         The Company had no real estate investment operations prior to consummation of its initial public offering on January 30, 1998. Thus, results of operations for the quarter ended March 31, 1998 represent only two months of operations. Additionally, the Company acquired its real estate investments at various times during 1998 through acquisitions of senior housing and other healthcare-related properties and term and construction loans. The Company also made investments in its Equity Investees at various times during 1998. The revenues and expenses generated by the Company's investments were included in its results of operations from the dates of acquisition or investment. Accordingly, the operating results for the three months ended March 31, 1998 are not comparable to those of the quarter ended March 31, 1999.

         Three months ended March 31, 1999 compared with the period from January 30, 1998 to March 31, 1998

                  Revenues

         Rental revenues of $4.6 million were generated during the three months ended March 31, 1999. This represented a 91% increase from $2.4 million for the corresponding period in 1998. This increase was a result of 1998 including only two months of operations and due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $1.5 million, net of amortization of deferred loan costs of $30,000, was earned during the three months ended March 31, 1999. This represented an increase of $791,000, or 117%, from $674,000 for the corresponding period in 1998. This increase was a result of 1998 including only two months of operations and due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $706,000 in interest on term and construction loans and an increase of $98,000 in interest earned on excess invested funds and bond reserve funds, offset by a decrease of $13,000 in connection with a mortgage loan receivable that was paid off in December 1998.

         Interest from unconsolidated entities of $941,000 was earned during the three months ended March 31, 1999. This represented an increase of $828,000, or 733%, from $113,000 for the corresponding period in 1998. This increase was primarily a result of the loans with these unconsolidated equity investees increasing from $5.6 million at March 31, 1998 to $30.4 million at March 31, 1999.

                  Expenses

         Property operating expenses principally relate to medical office buildings which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $298,000 for the three months ended March 31, 1999. This represented a 99% increase from $150,000 for the corresponding period in 1998. This increase was a result of 1998 including less than two months of operations for the Company's medical office buildings due to one of these buildings being acquired during the last half of February 1998. Property operating expenses as a percentage of total rental revenues remained relatively consistent at 6.4% for the three months ended March 31, 1999 as compared to 6.2% for the corresponding period in 1998.

         Interest expense, which included amortization of deferred financing costs of $311,000, was $2.9 million for the three months ended March 31, 1999. This represented a 277% increase in interest expense from $779,000 for the corresponding period in 1998. This increase was a result of 1998 including only two months of operations, increased amortization of deferred financing costs of $299,000 and increases in debt at various times during 1998 to fund operating, investing and financing activities. Debt, which includes the Credit Facility and mortgages and notes payable, increased from $71.0 million at March 31, 1998 to $148.1 million at March 31, 1999. The weighted average interest rate on total outstanding debt decreased from 7.6% at March 31, 1998 to 6.9% at March 31, 1999.

         The Company expects interest expense to increase as a result of the increase in the interest rate on the Credit Facility in June 1999 from 1.80% over the one-month London Interbank Offered Rate ("LIBOR") to 2.75%. Additionally, the Company expects interest expense to increase as a result of the amortization of deferred financing costs of $1.4 million during the remaining three quarters of 1999. The Company expects to incur additional deferred financing costs in the future in connection with refinancing of the Credit Facility.

         Depreciation was $1.4 million for the three months ended March 31, 1999. This represented a 94% increase from $743,000 for the corresponding period in 1998. This increase was a result of 1998 including only two months of operations and increases in real estate properties and other depreciable assets which were placed in service at various times during 1998.

         General and administrative expenses were $753,000 for the three months ended March 31, 1999. This represented a 99% increase from $379,000 for the corresponding period in 1998. This increase was a result of 1998 including only two months of operations and additional expenses as the Company established its current internal infrastructure. General and administrative expenses increased slightly as a percentage of rental revenues to 16.3% for the three months ended March 31, 1999 as compared to 15.7% for the corresponding period in 1998. This increase was due to the growth in the Company's infrastructure to support its growth during 1998. These expenses consisted principally of management salaries and benefits and legal and other administrative costs.

         Start-up expenses were $2.6 million for the three months ended March 31, 1998. These expenses were comprised principally of nonrecurring compensation expense of $2.0 million recorded in connection with the issuance of units of beneficial interest of the operating partnership to certain officers of the Company and approximately $500,000 of amounts reimbursed to Genesis for certain formation expenses.

Liquidity and Capital Resources

         Net cash flows provided by operating activities were $3.3 million for the three months ended March 31, 1999 compared to $6.5 million for the same period in 1998. Net cash flows provided by financing activities were $699,000 for the three months ended March 31, 1999 compared to $148.1 million for the same period in 1998. Net cash flows provided by financing activities for 1999 principally included borrowings under the Credit Facility of $5.6 million, offset in part by (a) $1.3 million in deferred financing fees in connection with amendments to the Credit Facility during the quarter, (b) $2.6 million in distributions to shareholders, and (c) $424,000 in common share repurchases.
Net cash flows provided by financing activities for 1998 included $114.2 million of net proceeds from the Company's initial public offering and borrowings under the Credit Facility of $34.1 million.

         The Company used its net cash flows provided by operating and financing activities during the three months ended March 31, 1999 principally to fund (a) $2.8 million in construction loans, (b) $1.1 million in bond and operating reserve funds, and (c) $438,000 in purchases of equipment and building renovations. Net cash flows provided by operating and financing activities during the quarter ended March 31, 1998 were principally used to fund (a) $103.9 million for the acquisition of real estate properties, (b) $37.9 million to fund term and construction loans, and (c) $7.4 million to fund investments in the Company's unconsolidated equity investees.

         At March 31, 1999, the Company's consolidated net real estate investments in properties and loans aggregated $225.8 million. The Company funded its investments through a combination of long-term and short-term financing, utilizing both debt and equity. Working capital was $7.0 and $7.1 million at March 31, 1999 and December 31, 1998, respectively. Cash and cash equivalents were $2.1 million and $2.3 million, respectively. As of March 31, 1999, the Company had shareholders' equity of $111.2 million and Credit Facility borrowings, mortgages, bonds and notes payable aggregating $148.1 million, excluding notes payable to the Company's unconsolidated equity investees, which represents a debt to equity ratio of 1.33 to 1. This was a slight increase from
1.26 to 1 at December 31, 1998.

         At March 31, 1999, the unfunded portion of construction loan commitments made by the Company aggregated $4.5 million. The Company expects to fund its construction loan commitments during 1999 with cash flow from operations and funds available under the Credit Facility.

         The Company is obligated to purchase and leaseback five facilities under term loans and two facilities under construction loans to Genesis or Genesis Equity Investees upon the earlier of the maturity of the related loan or at such time as the facilities reach average monthly occupancy of at least 90% for three consecutive months. The aggregate purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the transaction's original commencement date. These amounts cannot be estimated at this time due to the status of the operations of the facilities underlying the related term and construction loans. The Company also has the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon the earlier of the maturity of the related construction loan or at such time as the facility achieves average monthly occupancy of at least 90% for three consecutive months. The Company may be required to purchase certain of these facilities during the fourth quarter of 1999. A portion or all of the purchase price for these acquisitions will be satisfied by any remaining balance outstanding under the related term or construction loans. The Company will need to fund the remainder of the purchase prices through borrowings under the existing or any future credit facilities or through other funding alternatives. Due to the limited availability of funds under the existing credit facility, the Company may be required to finance any required purchases or exercise of its purchase option by using other borrowing sources, the sale of other assets or issuance of equity.

         At March 31, 1999, the Company had $95.8 million outstanding under the Credit Facility. The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced from $140 million to $100.5 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company also borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. Additional borrowings were not permitted under the Credit Facility during this period while the Company was in default.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The covenant requiring maintenance of a minimum equity value is no longer required under the Credit Facility, as amended. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $152.0 million are included in the Credit Facility borrowing base and pledged as collateral.

         Amounts outstanding under the Credit Facility bear interest at floating rates based on a margin over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The margin ranges from 1.50% to 1.80% over one-month LIBOR. The interest rate on borrowings outstanding under the Credit Facility will increase from 1.80% over one-month LIBOR to 2.75% effective June 1, 1999. The interest rate on borrowings outstanding under the Credit Facility at March 31, 1999 was 6.8%, including the 1.80% margin adjustment.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 1999, including the funding of construction commitments and shareholder distributions.

         The Company expects to meet its long-term cash flow requirements for the funding of future construction commitments, purchase commitments or options regarding facilities underlying term or construction loans, real estate property development and other acquisitions by borrowing, issuing equity or debt securities in public or private transactions or through the sale of other assets. The Company believes that it will be able to obtain financing for its long-term capital needs. However, due to recent illiquidity in the capital markets and uncertainty in the health care industry, there can be no assurance that additional financing or capital will be available on terms acceptable to the Company. Subject to the availability of capital in the credit markets, the Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

         The Company has entered into discussions with potential sources to replace the Credit Facility with new financing which would provide longer term funding to support the Company's objectives. If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully fund its long-term capital needs. Additionally, if the Company is unable to obtain replacement financing by January 1, 2000, or is unable to negotiate a further extension to the current credit facility at that time, the bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions.

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

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent 91% of the Company's investments in owned facilities at March 31, 1999. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. The Company repurchased 43,700 common shares for an aggregate purchase price of $424,000 during the three months ended March 31, 1999. These shares are reflected as a reduction of shares issued and outstanding in the accompanying 1999 balance sheet. In April 1999, the Board of Trustees temporarily suspended the share repurchase program.

Distributions to Shareholders Subsequent to March 31, 1999

         The board of trustees declared a cash distribution on April 15, 1999. The cash distribution of $0.365 per share will be paid on May 14, 1999, to common shareholders of record on April 30, 1999. There can be no assurance that distributions will continue to be made or that the level of distributions will be maintained in future periods at the same level as 1998.

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

         The following table presents the Company's Funds from Operations for the periods presented below (in thousands):

                                                                   For the three months ended
                                                                            March 31,
                                                           ---------------------------------------------
                                                                 1999                    1998 (1)
                                                           ------------------       --------------------
Funds from Operations:
    Net income (loss)                                            $  959                   $(1,354)
    Minority interest                                               (70)                       88
                                                                 ------                   -------
    Net income (loss) before minority interest                    1,029                    (1,442)
    Adjustments to derive Funds from Operations:
      Add:
        Real estate depreciation and amortization,
           including amounts related to
           unconsolidated entities                                2,591                       769
        Nonrecurring start-up expenses                               --                     2,617
                                                                 ------                   -------
           Funds from Operations before allocation
               to minority interest                               3,620                     1,944
      Less:
         Funds from Operations allocable to minority
           interest                                                (242)                     (119)
                                                                 ------                   -------
    Funds from Operations attributable to the common
        shareholders                                             $3,378                   $ 1,825
                                                                 ======                   =======

       (1) Represents the period from January 30, 1998 through March 31, 1998.

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

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended December 31, 1998 as filed with the Securities and Exchange Commission (the "SEC").

         The Genesis financial data presented includes only the most recent interim reporting period. The Company can make no representation as to the accuracy and completeness of Genesis' public filings. It should be noted that Genesis has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

         Genesis is subject to the information filing requirements of the Securities Exchange Act of 1934, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the SEC relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, and should also be available at the following Regional Offices of the SEC: 7 World Trade Center, New York, N.Y. 10048, and 500 West Madison Street, Suite 1400, Chicago, IL 60661. Such reports and other information concerning Genesis can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated.

                                                           For the three months ended December 31,
                                                         -------------------------------------------
                                                                1998                    1997
                                                         --------------------    --------------------
                                                            (in thousands, except per share data)
                    Operations Data
--------------------------------------------------------
Net revenues                                                        $479,204                $302,565
Operating income before capital costs (1)                             71,154                  57,186
Depreciation and amortization                                         17,807                  11,686
Lease expense                                                          6,367                   6,643
Interest expense, net                                                 27,323                  19,643
Earnings before income taxes, equity in net income of
    unconsolidated affiliates and extraordinary items
                                                                      19,657                  19,214
Income taxes                                                           7,378                   7,013
Earnings before equity in net income (loss) of
    unconsolidated affiliates and extraordinary items                 12,279                  12,201
Equity in net income (loss) of unconsolidated affiliates                (892)                    621
Extraordinary items, net of tax                                       (1,799)                (1,924)
Net income                                                             9,588                  10,898
Net income available to common shareholders (2)                       $5,171                 $10,898

Per common share data:
  Basic
    Earnings before extraordinary items                                $0.20                  $0.37
    Net income                                                         $0.15                  $0.31
    Weighted average shares                                           35,217                 34,079
  Diluted
    Earnings before extraordinary items                                $0.20                  $0.36
    Net income                                                         $0.15                  $0.31
    Weighted average shares                                           35,381                 35,594

    (1) Capital costs include depreciation and amortization, lease expense and interest expense.
    (2) Net income (loss) reduced by preferred stock dividends.

                                                            September 30,           December 31,
                                                         --------------------     ------------------
                                                                1998                    1998
                                                         --------------------     ------------------
                                                                   (dollars in thousands)
                  Balance Sheet Data
--------------------------------------------------------
   Working capital                                                 $ 305,718              $ 372,864
   Total assets                                                    2,627,368              2,670,678
   Long-term debt                                                  1,358,595              1,439,457
   Shareholders' equity                                              875,072                880,058

Impact of Prospective Payment System

         The Balanced Budget Act of 1997 mandated establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities under which such facilities will be paid a federal per diem rate for most covered nursing facility services. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates initially will be based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without regard to historic reimbursement levels.

         It is unclear the impact the Balanced Budget Act will have on the Company's lessees and borrowers abilities to make lease and debt payments to the Company. The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to insure appropriate payments are being received. In February 1999, Genesis reported the estimated adverse impact of PPS on its revenues in its Form 10-Q for the three months ended December 31, 1998. However, in connection with the Company's review of the properties leased to Genesis or Genesis Equity Investees, management notes:

          o Of the 31 properties the Company owns or that are owned by its Equity Investees, 15 are skilled nursing facilities impacted by PPS which are subject to fixed rent leases. No facilities impacted by PPS are subject to percentage rent leases.

          o An aggregate review of the skilled nursing facilities' operations did not indicate a significant impact on the properties' lease coverage ratios. Management of the Company will continue to monitor the performance of these properties as PPS is fully implemented.

          o The Company's lease base has approximately nine years before it is subject to renewal. As a result, no leases subject to PPS are contractually due for renegotiation in the near term.

          o In addition to skilled nursing facilities, the Company also leases assisted living facilities and medical office buildings. These properties are not directly impacted by PPS.

         As a result, while it appears that PPS may have a negative impact on the skilled nursing industry, including Genesis, management does not believe it will have a material adverse impact on the Company's cash flows, results of operations or financial condition. However, there can be no assurances that the Company's lessees or borrowers will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, or by future changes in regulations or interpretations of such regulations. See "Business - Reimbursement," "Business - Government Regulation" and "Business - Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company provides fixed rate mortgage loans to operators of healthcare facilities as part of its normal operations. The Company also has mortgages and bonds payable which bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable or payable, but not earnings or cash flows. Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for discussion of the market risk associated with these financial instruments. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility as it represents variable rate debt. For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming the Credit Facility balance outstanding at March 31, 1999 of $95.8 million remains constant, each one percentage point increase in interest rates from 6.8% at March 31, 1999 would result in an increase in interest expense for the coming year of approximately $958,000. Effective June 1, 1999, the interest rate under the Credit Facility will be increased to a margin adjustment of 2.75% over one-month LIBOR, which is 0.95% higher than at March 31, 1999. The Company had unamortized deferred financing costs in connection with the Credit Facility aggregating approximately $1.4 million at March 31, 1999 that are required to be fully amortized by December 31, 1999. Amortization of these financing costs, which is included as a component of interest expense, is expected to result in increased quarterly interest expense for the remainder of 1999 of approximately $156,000 as compared to the first quarter of 1999.

         The Company expects to incur additional deferred financing costs in the future in connection with refinancing of the Credit Facility. The Company expects that some or all of any replacement financing of the existing credit facility may have a variable interest rate. Additionally, the Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expenses, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at similar levels as in prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM  2.      Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b) Pursuant to a Member Interest Purchase and Contributions Agreement dated April 29, 1999, effective as of December 1, 1998, ElderTrust Operating Limited Partnership issued and sold 31,445 Class C (LIHTC) units of limited partnership to an unaffiliated entity in exchange for a capital contribution of $3.1 million in cash. The units are exchangeable by the holder thereof on a one-for-one basis for common shares of the Company or, at the option of the Company, cash equal to the fair market value of such shares. The issuance of the Class C (LIHTC) units in the operating partnership was effected in reliance on an exemption from Section 4(2) of the Securities Act of 1933.

(c)      Not applicable.


ITEM  6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits filed with this report are listed in the exhibit index on page 28.

(b)      Reports on Form 8-K

         The registrant filed a report on Form 8-K to announce the date of its annual meeting was May 20, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 1999.


                            ElderTrust




                            /s/ D. Lee McCreary, Jr.
                            ---------------------------------------------
                            D. Lee McCreary, Jr.
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------
     10.1 Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited Partnership
     10.2    Second Amendment to Credit Agreement
     11.1 Computation of basic and diluted earnings (loss) per share for the three months ended March 31, 1999 and 1998
     27.1    Financial Data Schedule for the three months ended March 31, 1999