Form 10-Q
period 1999-06-30
ELDERTRUST
filed 1999-08-13
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

                         Yes    X           No
                              -----            -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                    Outstanding at August 13, 1999
---------------------------------------         ------------------------------
Common stock, $0.01 par value per share                   7,201,100


Exhibit index is located on page 31

                                   ELDERTRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                            Page

PART I:         FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 1999 and
                   December 31, 1998........................................  1

            Condensed Consolidated Statements of Operations for the
                   three months ended June 30, 1999 and 1998 and for the
                   six months ended June 30, 1999 and the period from
                   January 30, 1998 to
                   June 30, 1998............................................  2

            Condensed Consolidated Statements of Cash Flows for the six
                   months ended June 30, 1999 and for the period from
                   January 30, 1998 to June 30, 1998........................  3

            Notes to Unaudited Condensed Consolidated Financial Statements..  4

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations....................................  8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 27

PART II:        OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders............ 28

    Item 6.  Exhibits and Reports on Form 8-K............................... 29

SIGNATURES.................................................................. 30

EXHIBIT INDEX............................................................... 31

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

                                   ELDERTRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

               (dollar amounts in thousands, except share amounts)

                                                                       June 30, 1999      December 31, 1998
                                                                       -------------      -----------------
                               ASSETS
Assets:
     Real estate properties, at cost                                     $ 164,726            $ 163,783
     Less - accumulated depreciation                                        (7,318)              (4,444)
     Land                                                                   16,642               16,790
                                                                         ---------            ---------
            Net real estate properties                                     174,050              176,129
     Real estate loans receivable                                           52,070               47,899
     Cash and cash equivalents                                               4,755                2,272
     Restricted cash                                                         5,018                3,549
     Accounts receivable                                                     1,098                4,412
     Accounts receivable from unconsolidated entities                          433                  987
     Prepaid expenses                                                        1,338                  986
     Investments in and advances to unconsolidated entities                 33,142               34,426
     Other assets, net                                                       1,190                  657
                                                                         ---------            ---------
                Total assets                                             $ 273,094            $ 271,317
                                                                         =========            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank credit facility                                                $  99,122            $  90,204
     Accounts payable and accrued expenses                                   2,008                1,571
     Accounts payable to unconsolidated entities                               149                   14
     Mortgages and bonds payable                                            49,026               49,594
     Notes payable                                                            --                  3,000
     Notes payable to unconsolidated entities                                1,107                1,134
     Other liabilities                                                       3,967                3,645
                                                                         ---------            ---------
           Total liabilities                                               155,379              149,162

Minority interest                                                            8,372                8,859

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                         --                   --
     Common shares, $.01 par value; 100,000,000 shares authorized;
         7,201,100 and 7,244,800 shares issued and outstanding,
         respectively                                                           72                   72
     Capital in excess of par value                                        119,604              120,028
     Distributions in excess of earnings                                    (9,333)              (3,204)
     Note receivable from officer for common shares sold                    (1,000)              (3,600)
                                                                         ---------            ---------
           Total shareholders' equity                                      109,343              113,296
                                                                         ---------            ---------
                Total liabilities and shareholders' equity               $ 273,094            $ 271,317
                                                                         =========            =========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                (dollars in thousands, except per share amounts)



                                                  For the three months ended           For the six           Period from
                                                           June 30,                    months ended         January 30 to
                                                 ------------------------------          June 30,              June 30,
                                                     1999             1998                 1999                 1998
                                                 -------------    -------------      ------------------    ----------------
Revenues:
     Rental revenues                               $  4,599         $  3,825            $  9,222              $  6,244
     Interest, net of amortization of deferred
        loan origination costs                        1,553            1,148               3,018                 1,823
     Interest from unconsolidated equity
        investees                                       950              171               1,891                   283
     Other income                                        20              222                  39                   245
                                                   --------         --------            --------              --------

        Total revenues                                7,122            5,366              14,170                 8,595
                                                   --------         --------            --------              --------

Expenses:
     Property operating expenses                        273              266                 572                   416
     Interest expense, including amortization
        of deferred finance costs                     3,221            1,472               6,156                 2,250
     Depreciation                                     1,453            1,145               2,893                 1,889
     General and administrative                         709              371               1,462                   750
     Separation agreement expenses                    2,800             --                 2,800                  --
     Start-up expenses                                 --                 28                --                   2,645
                                                   --------         --------            --------              --------


        Total expenses                                8,456            3,282              13,883                 7,950
                                                   --------         --------            --------              --------

Net income (loss) before equity in income
     (losses) of unconsolidated entities and
     minority interest                               (1,334)           2,084                 287                   645

Equity in income (losses) of unconsolidated
     entities, net                                     (627)              55              (1,219)                   51
Minority interest                                       129             (131)                 59                   (43)
                                                   --------         --------            --------              --------

Net income (loss)                                  ($ 1,832)        $  2,008            ($   873)             $    653
                                                   ========         ========            ========              ========

Basic and diluted weighted average number of
     common shares outstanding                        7,201            7,393               7,208                 7,391
                                                   ========         ========            ========              ========

Net income (loss) per share - basic and diluted    ($  0.25)        $   0.27            ($  0.12)             $   0.09
                                                   ========         ========            ========              ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                  For the six              Period from January
                                                                                  months ended                    30 to
                                                                                 June 30, 1999                June 30, 1998
                                                                               ------------------         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              ($    873)                  $     653
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  3,735                       2,014
         Non-cash separation expense from debt forgiveness to officer                   2,600                        --
         Non-cash compensation expense to officers                                       --                         2,018
         Non-cash expense in connection with stock issued to trustees                    --                            49
         Minority interest and equity in losses from unconsolidated entities            1,160                          (8)
           Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                     3,516                      (1,833)
           Accounts payable and accrued expenses                                          572                       1,160
           Other                                                                          349                       2,725
                                                                                    ---------                   ---------
                 Net cash provided by operating activities                             11,059                       6,778
                                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                     --                      (103,964)
     Investments in real estate mortgages and development funding                      (5,096)                    (44,801)
     Payments received on mortgage loans receivable                                       925                        --
     Investments in and advances to unconsolidated entities                              --                        (7,406)
     Capital expenditures                                                                (980)                       (116)
     Proceeds from collection on advances to unconsolidated entities                       65                        --
     Net increase in bond and operating reserve funds (restricted cash)                (1,469)                     (2,657)
     Other                                                                                222                        (651)
                                                                                    ---------                   ---------
                 Net cash used in investing activities                                 (6,333)                   (159,595)
                                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs                        --                       114,213
     Payment of deferred financing fees                                                (1,458)                       (177)
     Borrowings under Credit Facility                                                   9,518                      43,347
     Payments under Credit Facility                                                      (600)                       --
     Principal payments on mortgages                                                     (568)                       (313)
     Payments on notes payable                                                         (3,000)                       --
     Distributions to shareholders                                                     (5,256)                     (1,796)
     Distributions to minority interests                                                 (375)                       (118)
     Repurchase of common shares                                                         (424)                       --
     Other                                                                                (80)                       --
                                                                                    ---------                   ---------
                   Net cash (used in) provided by financing activities                 (2,243)                    155,156
                                                                                    ---------                   ---------

Net increase in cash and cash equivalents                                               2,483                       2,339
Cash and cash equivalents, beginning of period                                          2,272                        --
                                                                                    ---------                   ---------
Cash and cash equivalents, end of period                                            $   4,755                   $   2,339
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

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, although the December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements, it does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 1999. Certain amounts included in the unaudited condensed consolidated financial statements for the three months ended June 30, 1998 and for the period from January 30, 1998 through June 30, 1998 have been reclassified for comparative purposes.

         Results of operations for the interim period ended June 30, 1998 includes the Company's operations from January 30, 1998, the date of consummation of the Company's initial public offering, to June 30, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Company's Acting President and Chief Executive Officer and Chief Financial Officer. Mr. McCreary acquired the controlling interest in these entities from Mr. Edward B. Romanov, the Company's former Chief Executive Officer (See Note 4), on July 29, 1999. As a result, Mr. McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Additionally, Mr. McCreary owns a 1% general partner interest in ET Sub-Meridian, LLP, through a limited liability company of which he is the sole member. Also, upon obtaining pending approval from the Massachusetts Housing Finance Agency, Mr. McCreary will own a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. As the Company also has an option to acquire the 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's condensed consolidated financial statements at June 30, 1999. As a result of the Company not having controlling or managing interest in the

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

remaining entities, the Company records its investments in and results of operations from these entities using the equity method of accounting in its condensed consolidated financial statements.

         Summary combined financial information as of and for the six months ended June 30, 1999 for these unconsolidated entities is as follows (dollars in thousands):

                                       ET                              ET Sub-           ET
                                  Sub-Meridian,     ET Capital          Cabot      Sub-Cleveland
                                       LLP             Corp.          Park, LLC     Circle, LLC       Total
                                 ---------------- ---------------- ---------------------------------------------
Current assets                    $   1,995        $     190          $     534      $     622     $   3,341
Real estate properties (1)          108,280             --               17,394         14,359       140,033
Notes receivable                       --             12,449               --             --          12,449
Total assets                        110,653           12,761             18,440         15,466       157,320
Current liabilities                   1,608                1              1,002          1,086         3,697
Long-term debt (2)                  107,405            9,649             17,067         13,965       148,086
Total equity                           (445)           3,110                 96            184         2,945
Rental revenue                        4,900             --                  806            710         6,416
Interest income, ElderTrust            --                330               --             --             330
Interest income, other                    7              510                 12             12           541
Interest expense, ElderTrust          1,060              642                 99             90         1,891
Interest expense, other               3,238             --                  595            447         4,280
Depreciation/amortization             1,757                6                280            231         2,274
Net income (loss)                    (1,147)             124               (156)           (47)       (1,226)
Percent ownership                        99%              95%                99%            99%

    (1)  Includes properties under capital lease.
    (2)  Includes capital lease obligations.

         In connection with ET Sub-Meridian's 1998 acquisition of seven skilled nursing facilities from Genesis Health Ventures, Inc. ("Genesis"), the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure to a default by Genesis resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis against any amounts expended by Genesis under a back-up indemnity provided by Genesis to the previous owners against any such loss of deferral of tax benefits or default resulting in a taxable event to them.

3.  Credit Facility

         At June 30, 1999, the Company had $99.1 million outstanding under its bank credit facility (the "Credit Facility"). The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced from $140 million to $100.5 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company also borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. Additional borrowings were not permitted under the Credit Facility during this period while the Company was in default.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The covenant requiring maintenance of a minimum equity value is no longer required under the Credit Facility, as amended. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $152.8 million are included in the Credit Facility borrowing base and pledged as collateral.

         Amounts outstanding under the Credit Facility bear interest at floating rates based on a margin over the London Interbank Offered Rate ("LIBOR"), as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Effective June 1, 1999, the interest rate on borrowings outstanding under the Credit Facility increased from a margin of 1.80% over one-month LIBOR to a margin of 2.75%. The interest rate on borrowings outstanding under the Credit Facility at June 30, 1999 was 7.69%, including the 2.75% margin adjustment.

         The Company paid financing fees and other related costs of approximately $1.5 million in connection with amendments to the Credit Facility for the six months ended June 30, 1999. Unamortized deferred financing costs in connection with the Credit Facility aggregated approximately $975,000 at June 30, 1999. These financing costs will be fully amortized during the remaining two quarters of 1999 and included as a component of interest expense.

4.       Separation Agreement

         Mr. Edward B. Romanov, Jr. resigned all positions with the Company and its subsidiaries, including as President, Chief Executive Officer and a trustee of the Company, in order to pursue other business interests. In connection with Mr. Romanov's resignation, the Company, among other things, canceled indebtedness in the amount of $2.6 million owed by Mr. Romanov to the Company. The Company recorded a nonrecurring charge of $2.8 million during the second quarter ended June 30, 1999 in connection with the cancellation of the $2.6 million of indebtedness and $200,000 in estimated costs payable to third parties in connection with a separation agreement. This nonrecurring charge is reflected as an expense in the Company's statements of operations for the three and six month periods ended June 30, 1999.

5.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                     For the three months ended         For the six months ended
                                                              June 30,                          June 30,
                                                    ------------- -- -------------    ------------ -- -------------
                                                        1999             1998            1999           1998 (1)
                                                    -------------    -------------    ------------    -------------
Net income (loss)  available for basic and diluted
     earnings per share                                 ($1,832)           $2,008          ($873)            $ 653
                                                        ========           ======          ======            =====

Weighted  average  common shares  outstanding  for
     basic and diluted net income (loss) per share
                                                           7,201            7,393           7,208            7,391
                                                           =====            =====           =====            =====

Basic and diluted net income (loss) per share            ($0.25)            $0.27         ($0.12)           $ 0.09
                                                         =======            =====         =======           ======

(1) Represents the period from January 30, 1998 to June 30, 1998.

         The effect of outstanding share options is antidilutive and thus not reflected in the determination of weighted average common shares outstanding. The operating partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash. Options for 300,000 common shares previously held by Mr. Romanov were cancelled as part of his separation agreement.

6.   Supplemental Cash Flow Information:

         Supplemental cash flow information for the periods indicated is as follows:

                                                                                  For the six months
                                                                                    ended June 30,
                                                                            -------------------------------
                                                                                1999            1998 (1)
                                                                            --------------    -------------
                                                                                (amounts in thousands)
       Non-Cash Investing and Financing Transactions:
           Note receivable relating to officer share purchase                           -           $3,600
                                                                            ==============    =============
           Assumption of debt in connection with acquisition of real
              estate properties                                                         -           36,996
                                                                            ==============    =============
           Units issued in connection with acquisition of real estate
              properties                                                                -           10,511
                                                                            ==============    =============
                    (1) Represents the period from January 30, 1998 to June 30, 1998.

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

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office buildings. The Company conducts all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of June 30, 1999, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Approximately 69% of the Company's consolidated assets at June 30, 1999 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). Revenues recorded by the Company in connection with these leases and borrowings aggregated $9.1 million for the six months ended June 30, 1999. In addition, the Company's investments in unconsolidated entities which it accounts for using the equity method of accounting (the Company's "Equity Investees") also have leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company and its Equity Investees' revenues and ability to meet their obligations depends, in significant part, upon:

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

         Neither the Company nor its Equity Investees has control over these entities and can provide no assurance that any of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made to them. See "Summary Condensed Consolidated Financial Data of Genesis."

         Mr. Edward B. Romanov, Jr. resigned all positions with the Company and its subsidiaries, including as President, Chief Executive Officer and a trustee of the Company, in order to pursue other business interests. In connection with Mr. Romanov's resignation, the Company , among other things, canceled indebtedness in the amount of $2.6 million owed by Mr. Romanov to the Company. The Company recorded a nonrecurring charge of $2.8 million during the second quarter ended June 30, 1999 in connection with the cancellation of the $2.6 million of indebtedness and $200,000 in estimated costs payable to third parties in connection with a separation agreement. This nonrecurring charge is reflected as an expense in the Company's statements of operations for the three and six month periods ended June 30, 1999.

         On March 31, 1999, the term of the bank credit facility (the "Credit Facility") was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived certain defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. At June 30, 1999, the Company had $99.1 million outstanding under the Credit Facility. See "Liquidity and Capital Resources."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at June 30, 1999 of approximately $1.5 million which it expects to fund with cash flow from operations and funds available under the Credit Facility. The Company is also obligated, or has an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long-term leases. A portion or all of the purchase price for these acquisitions will be satisfied by any remaining balance outstanding under the related term or construction loans. The Company will need to fund the remainder of the purchase prices through borrowings under the existing or any future credit facilities or through other funding alternatives. Due to the limited availability of funds under the existing credit facility, the Company may be required to finance any required purchases or exercise of its purchase option by using other borrowing sources, the sale of other assets or issuance of equity. See "Liquidity and Capital Resources."

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

Investments in Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's Acting President and Chief Executive Officer and Chief Financial Officer, or which will be owned by Mr. McCreary upon obtaining approval from the Massachusetts Housing Finance Agency. As a result, the Company records its investments in and results of operations from these entities using the equity method of accounting in the unaudited condensed consolidated financial statements included herein.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of June 30, 1999, ET Capital owned a $7.8 million second mortgage note with AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full.

         The Company recorded income of $118,000 and $51,000 related to the portion of its equity interest in ET Capital's results of operations for the six months ended June 30, 1999 and the period from January 30, 1998 to June 30, 1998, respectively. ET Capital has notes receivable of $12.4 million and long-term debt payable to the Company of $9.6 million at June 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein.

         ET Capital has notes receivable aggregating $4.6 million at June 30, 1999 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature in December 2001 and bear interest at 12% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at June 30, 1999 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.7 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The Company recorded $642,000 and $283,000 in interest income during the six months ended June 30, 1999 and the period from January 30, 1998 to June 30, 1998, respectively, on the notes payable to the Company by ET Capital.

         ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. McCreary is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal exercisable by that entity. Genesis has guaranteed the subleases.

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

         The Company recorded a loss of $1.1 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the six months ended June 30, 1999. ET Sub-Meridian has real estate investments and long-term debt of $108.3 million and $107.4 million, respectively, at June 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein. At June 30, 1999, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $1.1 million in interest income on this loan during the six months ended June 30, 1999.

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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at June 30, 1999. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies will be owned by Mr. McCreary upon receiving pending approval from the Massachusetts Housing Finance Agency of a transfer of ownership from Mr. Edward B. Romanov, the Company's former President and Chief Executive Officer. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. Romanov, which option will continue after transfer of ownership of this company to Mr. McCreary. The option exercise price is $3,244 and expires on November 30, 1999. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at June 30, 1999.

         These four limited liability companies have $12.8 million of subordinated demand loans with the Company bearing interest at 12% per annum. The Company recorded $189,000 in interest income during the six months ended June 30, 1999 in connection with the demand loans payable aggregating $3.1 million payable to the Company by two of the unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans aggregating $4.6 million payable to ET Capital, maturing December 2001 and bearing interest at 12% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $201,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC's results of operations for the six months ended June 30, 1999. These two entities have real estate investments and aggregate long-term debt of $31.8 million and $31.0 million, respectively, at June 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

         The Company had no real estate investment operations prior to consummation of its initial public offering on January 30, 1998. Thus, results of operations for the year to date period ended June 30, 1998 represent only five months of operations. Additionally, the Company acquired its real estate investments at various times during 1998 through acquisitions of senior housing and other healthcare-related properties and term and construction loans. The Company also made investments in its Equity Investees at various times during 1998. The revenues and expenses generated by the Company's investments were included in its results of operations from the dates of acquisition or investment. Accordingly, the operating results for the three and six months ended June 30, 1999 are not comparable to those of the respective periods of the prior year.

         Three months ended June 30, 1999 compared with the three months ended June 30, 1998

                  Revenues

         Rental revenues of $4.6 million were generated during the three months ended June 30, 1999. This represented a 20.2% increase from $3.8 million for the corresponding period in 1998. This increase was primarily due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $1.6 million, net of amortization of deferred loan costs of $57,000 was earned during the three months ended June 30, 1999. This represented a 35.3% increase from $1.1 million for the corresponding period in 1998. This increase was due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $272,000 in interest on term and construction loans and an increase of $154,000 in interest earned on excess invested funds and bond reserve funds, offset, in part, by a decrease of $21,000 in connection with a mortgage loan receivable that was paid off in December 1998.

         Interest from unconsolidated Equity Investees of $950,000 was earned during the three months ended June 30, 1999. This represented a 455.6% increase from $171,000 for the corresponding period in 1998. This increase was primarily a result of the loans with these unconsolidated Equity Investees increasing from $5.6 million at June 30, 1998 to $30.4 million at June 30, 1999, primarily in connection with two investment transactions which occurred in September and December 1998.

                  Expenses

         Property operating expenses principally relate to medical office buildings which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $273,000 for the three months ended June 30, 1999. This represented a 2.6% increase from $266,000 for the corresponding period in 1998. Property operating expenses as a percentage of total medical office building rental revenues decreased to 42.1% for the three months ended June 30, 1999 as compared to 44.7% for the corresponding period in 1998. This decrease as a percentage of total medical office building rental revenues is due primarily to increased rental revenues in 1999 as compared to 1998.

         Interest expense, which included amortization of deferred financing costs of $445,000, was $3.2 million for the three months ended June 30, 1999. This represented a 118.8% increase in interest expense from $1.5 million for the corresponding period in 1998. This increase was primarily due to increased amortization of deferred financing costs of $423,000 and increases in third-party debt at various times during 1999 and 1998 to fund operating, investing and financing activities. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, increased from $80.0 million at June 30, 1998 to $148.1 million at June 30, 1999. The weighted average interest rate on outstanding third-party debt decreased from 7.6% at June 30, 1998 to 7.5% at June 30, 1999.

         The Company's interest expense will increase in future quarters as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% over the one-month London Interbank Offered Rate ("LIBOR") to a margin of 2.75% (7.69% at June 30, 1999, including the margin adjustment). Additionally, the Company expects interest expense to increase as a result of the amortization of deferred financing costs of approximately $975,000 during the remaining two quarters of 1999. The Company expects to incur additional deferred financing costs in the future in connection with refinancing of the Credit Facility.

         Depreciation was $1.5 million for the three months ended June 30, 1999. This represented a 26.9% increase from $1.1 million for the corresponding period in 1998. This increase was a result of increases in real estate properties and other depreciable assets which were placed in service at various times during 1998 and 1999.

         General and administrative expenses were $709,000 for the three months ended June 30, 1999. This represented a 91.1% increase from $371,000 for the corresponding period in 1998. This increase was a result of additional expenses as the Company established its current internal infrastructure. General and administrative expenses increased as a percentage of total rental revenues to 15.4% for the three months ended June 30, 1999 as compared to 9.7% for the corresponding period in 1998. This increase was due to the growth in the Company's infrastructure throughout 1998 to support the Company's expansion of its operations. These expenses consisted principally of management salaries and benefits and legal and other administrative costs.

         Separation agreement expenses of $2.8 million were recorded during the three months ended June 30, 1999 in connection with Mr. Romanov's resignation from the Company. These expenses are comprised of cancellation of indebtedness payable by Mr. Romanov to the Company of $2.6 million and $200,000 in estimated costs payable to third parties in connection with a separation agreement with Mr. Romanov.

              Six months ended June 30, 1999 compared with the period from
                  January 30, 1998 to June 30, 1998

Revenues

         Rental revenues of $9.2 million were generated during the six months ended June 30, 1999. This represented a 47.7% increase from $6.2 million for the corresponding period in 1998. This increase was a result of 1998 including only five months of operations and due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $3.0 million, net of amortization of deferred loan costs of $86,000, was earned during the six months ended June 30, 1999. This represented a 65.6% increase from $1.8 million for the corresponding period in 1998. This increase was a result of 1998 including only five months of operations and due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $977,000 in interest on term and construction loans and an increase of $252,000 in interest earned on excess invested funds and bond reserve funds, offset by a decrease of $34,000 in connection with a mortgage loan receivable that was paid off in December 1998.

         Interest from unconsolidated Equity Investees of $1.9 million was earned during the six months ended June 30, 1999. This represented a 568.2% increase from $283,000 for the corresponding period in 1998. This increase was primarily a result of the loans with these unconsolidated Equity Investees increasing from $5.6 million at June 30, 1998 to $30.4 million at June 30, 1999, primarily in connection with two investment transactions which occurred in September and December 1998.

                  Expenses

         Property operating expenses principally relate to medical office buildings which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $572,000 for the six months ended June 30, 1999. This represented a 37.5% increase from $416,000 for the corresponding period in 1998. This increase was a result of 1998 including less than five months of operations for the Company's medical office buildings due to one of these buildings being acquired during the last half of February 1998. Property operating expenses as a percentage of medical office building rental revenues decreased slightly to 44.3% for the six months ended June 30, 1999 as compared to 44.9% for the corresponding period in 1998.

         Interest expense, which included amortization of deferred financing costs of $756,000, was $6.2 million for the six months ended June 30, 1999. This represented a 173.6% increase in interest expense from $2.3 million for the corresponding period in 1998. This increase was primarily due to 1998 including only five months of operations, increased amortization of deferred financing costs of $722,000 and increases in third-party debt at various times during 1998 to fund operating, investing and financing activities. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, increased from $80.0 million at June 30, 1998 to $148.1 million at June 30, 1999. The weighted average interest rate on outstanding third-party debt decreased from 7.6% at June 30, 1998 to 7.5% at June 30, 1999.

         The Company's interest expense will increase in future quarters as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% over the one-month LIBOR to 2.75% (7.69% at June 30, 1999, including the margin adjustment). Additionally, the Company expects interest expense to increase as a result of the amortization of deferred financing costs of approximately $975,000 during the remaining two quarters of 1999. The Company expects to incur additional deferred financing costs in the future in connection with refinancing of the Credit Facility.

         Depreciation was $2.9 million for the six months ended June 30, 1999. This represented a 53.1% increase from $1.9 for the corresponding period in 1998. This increase was a result of 1998 including only five months of operations and increases in real estate properties and other depreciable assets which were placed in service at various times during 1998 and 1999.

         General and administrative expenses were $1.5 million for the six months ended June 30, 1999. This represented a 94.9% increase from $750,000 for the corresponding period in 1998. This increase was a result of 1998 including only five months of operations and additional expenses as the Company established its current internal infrastructure. General and administrative expenses increased as a percentage of total rental revenues to 15.9% for the six months ended June 30, 1999 as compared to 12.0% for the corresponding period in 1998. This increase was due to the growth in the Company's infrastructure to support the Company's expansion of its operations in 1998. These expenses consisted principally of management salaries and benefits and legal and other administrative costs.

         See "Three Months Ended June 30, 1999 Compared With The Three Months Ended June 30, 1998" for discussion of amounts recorded in connection with separation agreement expenses.

         Start-up expenses were $2.6 million for the six months ended June 30, 1998. These expenses were principally comprised of nonrecurring compensation expense of $2.0 million recorded in connection with the issuance of units of beneficial interest of the operating partnership to certain officers of the Company and approximately $500,000 of amounts reimbursed to Genesis for certain formation expenses.

Liquidity and Capital Resources

         Net cash flows provided by operating activities were $11.1 million for the six months ended June 30, 1999 compared to $6.8 million for the same period in 1998. Net cash flows used in financing activities were $2.2 million for the six months ended June 30, 1999 compared to cash flows provided by financing activities of $155.2 million for the same period in 1998. Net cash flows used in financing activities for 1999 principally included net borrowings under the Credit Facility of $8.9 million, offset in part by (a) $1.5 million in deferred financing fees and other related costs in connection with amendments to the Credit Facility during the period, (b) $5.3 million in distributions to shareholders, (c) $3.6 million in payments on mortgage loans and notes payable , and (d) $424,000 in common share repurchases. Net cash flows provided by financing activities for 1998 included $114.2 million of net proceeds from the Company's initial public offering and borrowings under the Credit Facility of $43.3 million.

         Net cash flows used in investing activities were $6.3 million for the six months ended June 30, 1999 compared to $159.6 million for the same period in 1998. The Company used its net cash flows provided by operating and financing activities during the six months ended June 30, 1999 principally to fund its investing activities, including (a) $5.1 million in construction loans, (b) $1.5 million in bond and operating reserve funds and (c) $980,000 in purchases of equipment and building renovations, offset by $925,000 in payments received on term and construction loans receivable. Net cash flows provided by operating and financing activities during the six months ended June 30, 1998 were principally used to fund investing activities, including (a) $104.0 million for the acquisition of real estate properties, (b) $44.8 million of term and construction loans and (c) $7.4 million to fund investments in the Company's Equity Investees.

         At June 30, 1999, the Company's consolidated net real estate investments in properties and loans aggregated $226.1 million. The Company funded its investments through a combination of long-term and short-term financing, utilizing both debt and equity. Working capital, excluding the balance outstanding under the Credit Facility which was classified as a current liability at June 30, 1999, was $4.4 million and $3.1 million at June 30, 1999 and December 31, 1998, respectively. The increase in working capital was comprised of an aggregate decrease in current assets of $1.0 million, offset by an aggregate decrease in current liabilities of $2.3 million. The decrease in current assets primarily related to a decrease in accounts receivable due to cash collections, offset, in part, by a net increase in cash. The decrease in current liabilities primarily related to payments of debt during the period. Cash and cash equivalents were $4.8 million and $2.3 million, at June 30, 1999 and December 31, 1998, respectively.

         As of June 30, 1999, the Company had shareholders' equity of $109.3 million and Credit Facility borrowings and mortgages, bonds and notes payable to third-parties aggregating $148.1 million, which represents a debt to equity ratio of 1.35 to 1. This was an increase from 1.26 to 1 at December 31, 1998. This increase was due primarily to a net increase of $5.4 million in such indebtedness and a net decrease in shareholders' equity of $4.0 million. The net increase in third-party indebtedness primarily resulted from net borrowings of $8.9 million under the Credit Facility offset by repayments of third-party indebtedness aggregating $3.5 million through June 30, 1999. The net decrease in shareholders' equity primarily resulted from the declaration and payment of $5.3 million in dividends to shareholders, the repurchase of common shares for $424,000 and a net loss aggregating $873,000 for the six months ended June 30, 1999. These decreases were offset, in part, by a decrease of $2.6 million in a note receivable from a former officer of the Company as a result of debt forgiveness in connection with a separation agreement between the former officer and the Company. This note receivable is classified as a reduction of shareholders' equity in the accompanying unaudited condensed consolidated balance sheet.

         The Company funded $5.1 million in construction loan commitments through the six months ended June 30, 1999. The remaining unfunded portion of construction loan commitments made by the Company are approximately $1.5 million at June 30, 1999. The Company expects to continue to fund its remaining construction loan commitments during 1999 with cash flows from operations and funds available under the Credit Facility.

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

         At June 30, 1999, the Company had $99.1 million outstanding under the Credit Facility. The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced from $140 million to $100.5 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company also borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. Additional borrowings were not permitted under the Credit Facility during this period while the Company was in default.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The covenant requiring maintenance of a minimum equity value is no longer required under the Credit Facility, as amended. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $152.8 million are included in the Credit Facility borrowing base and pledged as collateral.

         Amounts outstanding under the Credit Facility bear interest at floating rates based on a margin over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Effective June 1, 1999, the interest rate on borrowings outstanding under the Credit Facility increased from a margin of 1.80% over one-month LIBOR to 2.75%. The interest rate on borrowings outstanding under the Credit Facility at June 30, 1999 was 7.69%, including the 2.75% margin adjustment. Future increases in interest rates would result in increases in interest expenses, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at similar levels as in prior periods. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

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

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at June 30, 1999. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. The Company repurchased 43,700 common shares for an aggregate purchase price of $424,000 during the six months ended June 30, 1999. These shares are reflected as a reduction of shares issued and outstanding in the accompanying 1999 balance sheet. In April 1999, the Board of Trustees temporarily suspended the share repurchase program.

Distributions to Shareholders Subsequent to June 30, 1999

         The board of trustees declared a cash distribution on July 14, 1999. The cash distribution of $0.365 per share will be paid on August 13, 1999, to common shareholders of record on July 30, 1999. There can be no assurance that distributions will continue to be made or that the level of distributions will be maintained in future periods at the same level as prior periods.

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

                                                       For the three months ended        For the six months ended
                                                                June 30,                         June 30,
                                                       --------------------------       -------------------------
                                                           1999           1998           1999          1998 (1)
                                                          -------        -------        -------        --------
Net income (loss)                                         $(1,832)       $ 2,008        $  (873)       $   653
Minority interest                                            (129)           131            (59)            43
                                                          -------        -------        -------        -------
Net income (loss) before minority interest                 (1,961)         2,139           (932)           696
Adjustments to derive Funds from Operations:
  Add:
     Real estate related depreciation and amortization:
          Consolidated entities                             1,494          1,196          2,960          1,966
          Unconsolidated entities                           1,121           --            2,246           --
     Nonrecurring start-up expenses                          --               28           --            2,645
     Nonrecurring separation agreement expenses
                                                            2,800           --            2,800           --
                                                          -------        -------        -------        -------

                                                                                                       -------
Funds from Operations before allocation of
     minority interest                                      3,454          3,363          7,074          5,307
  Less:
     Funds from Operations allocable to minority
       interest                                              (231)          (206)          (474)          (325)
                                                          -------        -------        -------        -------
Funds from Operations attributable to the common
     shareholders                                         $ 3,223        $ 3,157        $ 6,600        $ 4,982
                                                          =======        =======        =======        =======

     (1) Represents the period from January 30, 1998 to June 30, 1998.

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

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission (the "SEC").

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

                                                          For the three
                                                          months ended           For the six months
                                                            March 31,              ended March 31,
                                                     ----------------------    ----------------------
                                                       1999         1998          1999         1998
                                                     ---------    ---------    ---------    ---------
                                                                 (in thousands, except per share data)
                  Operations Data
-----------------------------------------------------
Net revenues                                         $ 464,619    $ 344,299    $ 943,823    $ 646,864
Operating income before capital costs (1)               52,210       61,022      123,364      118,208
Depreciation and amortization                           18,759       12,667       36,566       24,353
Lease expense                                            6,619        7,868       12,986       14,511
Interest expense, net                                   28,457       18,688       55,780       38,331
Earnings (loss) before income taxes, equity in net
   income (loss) of unconsolidated affiliates and
   extraordinary items                                  (1,625)      21,799       18,032       41,013
Income taxes                                               572        7,957        7,950       14,970
Earnings (loss) before equity in net income (loss)
   of unconsolidated affiliates and extraordinary
   items                                                (2,197)      13,842       10,082       26,043
Equity in net income (loss) of unconsolidated
   affiliates                                           (4,259)         726       (5,151)       1,347
Extraordinary items, net of tax                           (301)          --       (2,100)      (1,924)
Net income (loss)                                       (6,757)      14,568        2,831       25,466
Net income (loss) attributed to common
   shareholders(2)                                   $ (11,077)   $  14,568    $  (5,906)   $  25,466

Per common share data:
Basic
   Earnings (loss) before extraordinary items        $   (0.31)   $    0.42    $   (0.11)   $    0.78
   Net income (loss)                                 $   (0.31)   $    0.42    $   (0.17)   $    0.73
   Weighted average shares and equivalents              35,219       35,094       35,217       35,085
Diluted
   Earnings (loss) before extraordinary items        $   (0.31)   $    0.41    $   (0.11)   $    0.77
   Net income (loss)                                 $   (0.31)   $    0.41    $   (0.17)   $    0.71
   Weighted average shares and equivalents              35,219       35,647       35,217       35,658

(1) Capital costs include depreciation and amortization, lease expense and interest expense.
(2) Net income (loss) reduced by preferred stock dividends.



                                                     March 31,             September 30,
                                                       1999                    1998
                                                     ---------             -------------
                                                          (dollars in thousands)
                  Balance Sheet Data
--------------------------------------------
   Working capital                                    $375,968               $305,718
   Total assets                                      2,678,215              2,627,368
   Long-term debt                                    1,455,731              1,358,595
   Shareholders' equity                                868,597                875,072

         On August 2, 1999, Genesis announced that it had entered into an agreement in principle relating to a proposed restructuring of financial arrangements used for its 1997 investment in The Multicare Companies ("Multicare"). Genesis initially acquired a 43% interest in Multicare and was to become sole owner of Multicare at a later date through a cash payment or the issuance of additional Genesis common shares at equivalent value. In the proposed restructuring, Genesis will complete the Multicare acquisition through the issuance of convertible preferred shares. The restructuring also includes a $50 million cash investment in Genesis by the Multicare financial partners in exchange for Genesis common shares and warrants. The transaction is subject to, among other things, regulatory approval and Genesis shareholder approval.

         On August 4, 1999, Genesis announced its third quarter fiscal 1999 results. Genesis reported that it had a net loss of $5.4 million for the quarter ended June 30, 1999 compared to net income of $16.0 million for the quarter ended June 30, 1998. Earnings before interest, taxes, depreciation and rent ("EBITDAR") were $60.4 million for the quarter ended June 30, 1999 compared to $66.8 million for the comparable year ago period. The Genesis earnings release indicates that Genesis had a net loss of $11.3 million for the nine months ended June 30, 1999 compared to net income of $41.5 million for the nine months ended June 30, 1998, and EBITDAR of $183.8 million for the nine months ended June 30, 1999 compared to $185.1 million for the comparable year ago period. Genesis also announced on August 4, 1999 that it was in discussions with its senior bank group regarding amendments to its senior bank facility which, in part, would make certain financial covenants as of June 30, 1999 and prospectively less restrictive. Upon entering into the amendments, Genesis said that it would be in compliance with the provisions of its senior bank credit facility upon the filing of its Form 10-Q for the quarter ended June 30, 1999 which it expected to be delayed to the end of August, 1999.

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

         It is unclear the impact the Balanced Budget Act will have on the Company's lessees and borrowers abilities to make lease and debt payments to the Company. The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to insure appropriate payments are being received. In May 1999, Genesis reported the estimated future impact of PPS on its Medicare revenue per patient day in its Form 10-Q for the quarter ended March 31, 1999. In connection with the Company's review of the properties leased to Genesis or Genesis Equity Investees, management notes:

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

         The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility as it represents variable rate debt. For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Effective June 1, 1999, the interest rate under the Credit Facility was increased to a margin adjustment of 2.75% over one-month LIBOR, which was 0.95% higher than at March 31, 1999. The weighted average interest rate on borrowings outstanding under the Credit Facility was 7.69% at June 30, 1999. Assuming the Credit Facility balance outstanding at June 30, 1999 of $99.1 million remains constant, each one percentage point increase in interest rates from 7.69% at June 30, 1999 would result in an increase in interest expense for the coming year of approximately $991,000. The Company had unamortized deferred financing costs in connection with the Credit Facility aggregating approximately $975,000 at June 30, 1999 that are required to be fully amortized by December 31, 1999. Amortization of these financing costs, which is included as a component of interest expense, is expected to increase quarterly interest expense from approximately $445,000 for the three months ended June 30, 1999 to approximately $487,000 per quarter for the remainder of 1999.

         The Company expects to incur additional deferred financing costs in the future in connection with refinancing of the Credit Facility. The Company expects that some or all of any replacement financing of the existing credit facility may have a variable interest rate. Additionally, the Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at similar levels as in prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "- Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 20, 1999. At the meeting, shareholders elected one trustee and approved the 1999 share option and incentive plan.

         The following nominee for trustee, who was elected to serve for a three year term and until his successor is duly elected and qualified, received the following votes at the meeting:

                                    For                   Withhold Authority
                                 ---------                ------------------
         Kent P. Dauten          6,420,954                     82,862

         The term of office of each of the following trustees continued after the meeting: Edward B. Romanov, Jr., Rodman W. Moorhead, III, Michael R. Walker and Timothy Weglicki. Mr. Romanov resigned as trustee effective July 29, 1999.

         The following sets forth the number of votes cast for or against the 1999 share option and incentive plan, as well as the number of abstentions and broker non-votes:

                For            Against       Abstentions       Broker Non-votes
             ---------         -------       -----------       ----------------
             5,721,059         735,199         46,158              1,400

ITEM  6.      Exhibits and Reports on Form 8-K

(a)      Exhibits
         The exhibits filed with this report are listed in the exhibit index on page 31.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1999.


                                  ElderTrust




                                  /s/ D. Lee McCreary, Jr.
                                  ---------------------------------------------
                                  D. Lee McCreary, Jr.
                                  Acting President and Chief Executive Officer
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description


         10.1 Separation Agreement and Release dated July 29, 1999 by and among ElderTrust, ElderTrust Operating Limited Partnership and Edward
               B. Romanov, Jr. (incorporated by reference to Exhibit 10.1 to ElderTrust's Form 8-K dated July 29, 1999).

         11.1 Computation of basic and diluted income (loss) per share for the three and six months ended June 30, 1999 and for the three months ended June 30, 1998 and the period from January 30, 1998 through June 30, 1998

         27.1  Financial Data Schedule for the six months ended June 30, 1999