Form 10-Q
period 1999-09-30
ELDERTRUST
filed 1999-11-12
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        Commission File Number: 001-13807

                                   ElderTrust
             (Exact name of registrant as specified in its charter)

          Maryland                                       23-2932973
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     101 East State Street, Suite 100, Kennett Square PA            19348
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

                         Yes    __X__                       No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                            Outstanding at November 10, 1999
---------------------------------------         --------------------------------
Common stock, $0.01 par value per share                   7,201,100


Exhibit index is located on page 34

                                   ELDERTRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998...............................................   1

         Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and the period from January 30, 1998 to
            September 30, 1998..............................................   2

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and for the period from January
             30, 1998 to September 30, 1998.................................   3

         Notes to Unaudited Condensed Consolidated Financial Statements.....   4

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................   9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  30

PART II: OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................  32

SIGNATURES..................................................................  33

EXHIBIT INDEX..............................................................   34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                   ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (dollar amounts in thousands, except share amounts)

                                                                            September 30, 1999         December 31, 1998
                                                                           ----------------------    -----------------------
                               ASSETS
Assets:
     Real estate properties, at cost                                              $165,421                      $163,783
     Less - accumulated depreciation                                                (8,753)                       (4,444)
     Land                                                                           16,655                        16,790
                                                                                    ------                        ------
            Net real estate properties                                             173,323                       176,129
     Real estate loans receivable                                                   48,748                        47,899
     Cash and cash equivalents                                                       3,082                         2,272
     Restricted cash                                                                 6,159                         3,549
     Accounts receivable                                                               657                         4,412
     Accounts receivable from unconsolidated entities                                1,858                           987
     Prepaid expenses                                                                1,151                         1,002
     Investments in and advances to unconsolidated entities                         31,829                        34,426
     Other assets, net                                                               1,086                           641
                                                                                  --------                      --------
                Total assets                                                      $267,893                      $271,317
                                                                                  ========                      ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank credit facility                                                          $75,932                       $90,204
     Accounts payable and accrued expenses                                           1,821                         1,571
     Accounts payable to unconsolidated entities                                       185                            14
     Mortgages and bonds payable                                                    71,071                        49,594
     Notes payable                                                                       -                         3,000
     Notes payable to unconsolidated entities                                        1,093                         1,134
     Other liabilities                                                               3,526                         3,645
                                                                                  --------                      --------
           Total liabilities                                                       153,628                       149,162

Minority interest                                                                    8,144                         8,859

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                                    -                             -
     Common shares, $.01 par value; 100,000,000 shares authorized; 7,201,100 and 7,244,800 shares issued and outstanding,
         respectively                                                                   72                            72
     Capital in excess of par value                                                119,604                       120,028
     Distributions in excess of earnings                                           (12,555)                       (3,204)
     Note receivable from officer for common shares sold                            (1,000)                       (3,600)
                                                                                  --------                      --------
           Total shareholders' equity                                              106,121                       113,296
                                                                                  --------                      --------
                Total liabilities and shareholders' equity                        $267,893                      $271,317
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

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                  For the three months ended          For the nine           Period from
                                                         September 30,                months ended          January 30 to
                                                  ----------------------------       September 30,          September 30,
                                                     1999            1998                 1999                  1998
                                                  ------------    ------------     -------------------    -----------------
Revenues:
     Rental revenues                                   $4,662          $3,869                 $13,884              $10,114
     Interest, net of amortization of deferred
        loan origination costs                          1,350           1,209                   4,368                3,032
     Interest from unconsolidated equity
        investees                                         959             343                   2,850                  626
     Fee income                                             -             793                       -                1,018
     Other income                                          51              88                      90                  107
                                                      -------          -------                -------               ------
        Total revenues                                  7,022           6,302                  21,192               14,897
                                                      -------          -------                -------               ------

Expenses:
     Property operating expenses                          277             288                     848                  704
     Interest expense, including amortization
        of deferred finance costs                       3,422           1,694                   9,578                3,944
     Depreciation                                       1,439           1,146                   4,332                3,035
     General and administrative                           564             454                   2,026                1,204
     Separation agreement expenses                          -               -                   2,800                    -
     Start-up expenses                                      -             100                       -                2,745
                                                      -------         -------                --------              -------
        Total expenses                                  5,702           3,682                  19,584               11,632
                                                      -------         -------                --------              -------

Net income before equity in losses of
unconsolidated entities, minority interest and
extraordinary items                                     1,320           2,620                   1,608                3,265

Equity in losses of unconsolidated entities, net         (657)           (105)                 (1,877)                 (54)
Minority interest                                         (46)           (163)                     13                 (205)
                                                      -------         -------                --------              -------

Net income (loss) before extraordinary item               617           2,352                    (256)               3,006

Extraordinary Item:
     Extinguishment of debt                            (1,296)              -                  (1,296)                   -
     Minority interest in extraordinary item               86               -                      86                    -
                                                      -------         -------                --------              -------
Net income (loss)                                       ($593)         $2,352                 ($1,466)              $3,006
                                                      =======         =======                ========              =======

Basic and diluted weighted average number of
     common shares outstanding                          7,201           7,388                   7,206                7,390
                                                      =======         =======                ========              =======


Net income (loss) per share before extraordinary
     item - basic and diluted                           $0.09           $0.32                  ($0.04)               $0.41
                                                        =====           =====                 =======                =====
Net income (loss) per share - basic and
     diluted                                           ($0.08)          $0.32                  ($0.20)               $0.41
                                                        =====           =====                 =======                =====



See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                For the nine            Period from January 30
                                                                                months ended                      to
                                                                              September 30, 1999          September 30, 1998
                                                                              -------------------       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    ($1,466)                        $3,006
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                      5,707                          3,352
         Non-cash separation expense from debt forgiveness to officer                       2,600                              -
         Non-cash compensation expense to officers                                              -                          2,018
         Non-cash expense in connection with stock issued to trustees                           -                             49
         Non-cash expense in connection with extraordinary item                               139                              -
         Minority interest and equity in losses from unconsolidated
              entities                                                                      1,778                            259
           Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                         2,735                         (2,975)
           Accounts payable and accrued expenses                                              421                          1,302
           Other                                                                            (105)                          3,044
                                                                                           ------                        -------
                 Net cash provided by operating activities                                 11,809                         10,055
                                                                                           ------                        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                        -                           (104,288)
     Investments in real estate mortgages and development funding                          (5,096)                       (47,486)
     Payments received on mortgage loans receivable                                         4,247                              -
     Investments in and advances to unconsolidated entities                                     -                        (28,186)
     Capital expenditures                                                                  (1,656)                          (122)
     Proceeds from collection on advances to unconsolidated entities                          720                            924
     Net increase in reserve funds and deposits (restricted cash)                          (2,610)                        (2,665)
     Other                                                                                    161                           (606)
                                                                                           ------                        -------
                 Net cash used in investing activities                                     (4,234)                      (182,429)
                                                                                           ------                        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs                               -                        114,213
     Proceeds from mortgages payable                                                       32,695                              -
     Payment of deferred financing fees                                                    (2,004)                          (265)
     Borrowings under Credit Facility                                                       9,518                         65,435
     Payments under Credit Facility                                                       (23,790)                             -
     Principal payments on mortgages                                                      (11,218)                          (511)
     Payments on notes payable                                                             (3,000)                             -
     Distributions to shareholders                                                         (7,885)                        (4,495)
     Distributions to minority interests                                                     (562)                          (293)
     Repurchase of common shares                                                             (424)                          (279)
     Other                                                                                    (95)                             -
                                                                                           ------                        -------
                   Net cash (used in) provided by financing activities                     (6,765)                       173,805
                                                                                           ------                        -------

Net increase in cash and cash equivalents                                                     810                          1,431
Cash and cash equivalents, beginning of period                                              2,272                              -
                                                                                           ------                        -------
Cash and cash equivalents, end of period                                                   $3,082                         $1,431
                                                                                           ======                        =======


See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements do not include all of the footnotes for complete financial statements. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 1999. Certain amounts included in the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 1998 and for the period from January 30, 1998 through September 30, 1998 have been reclassified for comparative purposes.

         Results of operations for the interim period ended September 30, 1998 includes the Company's operations from January 30, 1998, the date of consummation of the Company's initial public offering, to September 30, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Investments in Unconsolidated Entities

         The Company has two investments in entities in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Company's President and Chief Executive Officer and Chief Financial Officer. Mr. McCreary acquired the controlling interest in these entities from Mr. Edward B. Romanov, the Company's former Chief Executive Officer, on July 29, 1999. As a result, Mr. McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Additionally, Mr. McCreary owns a 1% general partner interest in ET Sub-Meridian, LLP, through a limited liability company of which he is the sole member. Also, upon obtaining pending approval from the Massachusetts Housing Finance Agency, Mr. McCreary will own a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. As the Company also has an option to acquire the 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's condensed consolidated financial statements at September 30, 1999. As a

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

result of the Company not having controlling or managing interest in the remaining entities, the Company records its investments in and results of operations from these entities using the equity method of accounting in its condensed consolidated financial statements.

         Summary combined financial information as of and for the nine months ended September 30, 1999 for these unconsolidated entities is as follows (dollars in thousands):

                                       ET                              ET Sub-           ET
                                  Sub-Meridian,     ET Capital          Cabot      Sub-Cleveland
                                       LLP             Corp.          Park, LLC     Circle, LLC       Total
                                 --------------     ----------        ---------    -------------      -----
Current assets                         $ 1,946             $485             $782           $885        $4,098
Real estate properties(1)              107,402                -           17,255         14,244       138,901
Notes receivable                             -           12,405                -              -        12,405
Total assets                           109,725           13,008           18,545         15,613       156,891
Current liabilities                      1,869              402            1,235          1,322         4,828
Long-term debt(2)                      107,308            9,616           17,022         13,900       147,846
Total equity                            (1,538)           2,989               18            164         1,633
Rental revenue                           7,350                -            1,210          1,065         9,625
Interest income, ElderTrust                  -              495                -              -           495
Interest income, other                      13              769               20             21           823
Interest expense, ElderTrust             1,599              966              152            133         2,850
Interest expense, other                  4,899                -              890            671         6,460
Depreciation/amortization                2,635               10              420            347         3,412
Net income (loss)                       (1,773)             185             (234)           (67)       (1,889)
Percent ownership                          99%              95%              99%            99%


(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.


3.  Credit Facility

         At September 30, 1999, the Company had $75.9 million outstanding under its bank credit facility (the "Credit Facility"). The interest rate on borrowings outstanding under the Credit Facility at September 30, 1999 was 8.13%, including the 2.75% margin adjustment.

         The Company paid financing fees and other related costs of approximately $1.5 million in connection with amendments to the Credit Facility for the nine months ended September 30, 1999. Unamortized deferred financing costs in connection with the Credit Facility aggregated approximately $380,000 at September 30, 1999. These financing costs will be fully amortized during the fourth quarter of 1999 and included as a component of interest expense.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         On September 9, 1999, the Company completed a $32.7 million financing arranged by J.P. Morgan on five properties. One of the loans is collateralized by two of the properties. Approximately, $19.2 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility to a balance of $75.9 million as of September 30, 1999. The remaining $13.5 million was used to pay-off an existing mortgage on two of the properties of $10.4 million and a prepayment penalty of $1.2 million on the existing mortgage, with the balance of $1.9 million used to pay expenses, interest and required reserves. The J.P. Morgan mortgages have a ten-year term, a twenty-five year amortization period and a fixed weighted average interest rate of 8.37%. The Company incurred approximately $525,000 in financing costs on this transaction, which will be amortized over the mortgages' ten-year life.

         On October 5, 1999, the Company completed an $8.5 million financing of two medical office buildings arranged by J.P. Morgan. Approximately $7.9 million of the debt proceeds were used to pay down the Company's Credit Facility to a balance of $68.1 million. The remaining $592,000 of proceeds were used to pay expenses, interest, and required reserves. These mortgage loans have a ten-year term with a twenty-five year amortization period and a fixed interest rate of 8.35%.

         On October 25, 1999, the Company reached a tentative agreement with German American Capital Corp., the lender on the Credit Facility, to extend the facility term from January 1, 2000 through June 30, 2001. Finalization of the extension is subject to, among other things, the lenders internal credit review and document completion. The terms, in general, are:

Interest Rate:              30-day LIBOR plus a margin of 275 basis points if
                            the loan if less than 80% of the borrowing base (325 basis points if the loan is 80% or more of the borrowing base).

Fees: A 100 basis point fee paid upon execution of the extension plus 6.25 basis points per month on the outstanding balance.

Principal Amortization:     22 basis points of the monthly balance.


Other: $5.75 million of additional borrowing capacity. A dividend limitation of 95% of Funds from Operations plus $3 million over the term of the loan.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On October 21, 1999, the Company executed loan applications arranged by J.P. Morgan for up to $30 million of new mortgage loan financing, which will be secured by four of the Company's skilled nursing facilities. One of the loans will be collateralized by two of the properties. If successful, the net proceeds, estimated by the Company to be not less than $25 million, will be used to further reduce the balance of the Company's Credit Facility. The applied-for mortgage debt has a three-year term and is interest-only with a variable interest rate of 30-day LIBOR plus 300 basis points. A fee of 100 basis points is due at closing. The Company would be obligated to hedge the variable interest rate to a maximum fixed rate at closing. The Company can at its option extend the term of the loan for one two-year period upon payment of a 50 basis point extension fee.

         The interest rate, loan extension fee and loan principal amortization under the terms of the proposed Bank Credit Facility extension, as well as higher interest expense under the proposed new mortgage financing, will reduce the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels depending on the magnitude thereof. There can be no assurance that the Company will be able to extend the term of its existing Bank Credit Facility or obtain replacement financing thereof or that the Company will be able to continue making distributions to its common shareholders at current levels.

4.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                     For the three months ended        For the nine months ended
                                                            September 30,                    September 30,
                                                     --------------------------        -------------------------
                                                        1999             1998            1999           1998 (1)

                                                    -------------    -------------    ------------    -------------
Net income (loss)  available for basic and diluted
     earnings per share                                 ($593)           $2,352        ($1,466)           $3,006
                                                        ======           ======        ========           ======

Weighted  average  common shares  outstanding  for
     basic and diluted net income (loss) per share
                                                        7,201             7,388          7,206             7,390

Basic and diluted net income (loss) per share          ($0.08)            $0.32         ($0.20)            $0.41
                                                       =======            =====         =======            =====


(1) Represents the period from January 30, 1998 to September 30, 1998.

         The effect of outstanding share options is antidilutive and thus not reflected in the determination of weighted average common shares outstanding. The operating partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.   Supplemental Cash Flow Information:

         Supplemental cash flow information for the periods indicated is as follows:

                                                                                 For the nine months
                                                                                 ended September 30,
                                                                            -------------------------------
                                                                                1999           1998 (1)
                                                                            -------------    --------------
                                                                                (amounts in thousands)
       Cash Paid For:
            Interest                                                              $8,484            $3,370
                                                                            =============    ==============

       Non-Cash Investing and Financing Transactions:
           Note receivable relating to officer share purchase                          -            $3,600
                                                                            =============    ==============
           Assumption of debt in connection with acquisition of real
              estate properties                                                        -           $36,996
                                                                            =============    ==============
           Units issued in connection with acquisition of real estate
              properties                                                               -            10,511
                                                                            =============    ==============


     (1) Represents the period from January 30, 1998 to September 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, the "Company"). In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "may," "continues," "estimates," "expects," and "anticipates" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

  o   general economic, business and regulatory conditions,
  o   the ability to extend or refinance the Company's existing credit facility,
  o   availability, terms and use of capital,
  o   federal and state government regulation,
  o   changes in Medicare and Medicaid reimbursement programs,
  o   relationship with Genesis Health Ventures, Inc. ("Genesis"),
  o   competition, and
  o   Year 2000 readiness.

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

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of September 30, 1999, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Approximately 70% of the Company's consolidated assets at September 30, 1999 consisted of real estate properties leased to and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). Revenues recorded by the Company in connection with these leases and borrowings aggregated $13.7 million for the nine months ended September 30, 1999. In addition, the Company's investments in unconsolidated entities which it accounts for using the equity method of accounting (the Company's "Equity Investees") also have leased properties or provided mortgages on properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company and its Equity Investees' revenues and ability to meet their obligations depends, in significant part, upon:

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

         On March 31, 1999, the term of the bank credit facility (the "Credit Facility") was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived certain defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. At September 30, 1999, the Company had $75.9 million outstanding under the Credit Facility. On October 27, 1999, the Company announced that it had reached a tentative agreement with the Credit Facility bank to extend the Credit Facility from January 1, 2000 to June 30, 2001. See "Liquidity and Capital Resources."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at September 30, 1999 of approximately $351,000 which it expects to fund with cash flow from operations and funds available under the Credit Facility. The Company is also obligated, or has an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long-term leases. A portion or all of the purchase price for these acquisitions will be satisfied by any remaining balance outstanding under the related term or construction loans. The Company will need to fund the remainder of the purchase prices through borrowings under the existing or any future credit facilities or through other funding alternatives. Due to the limited availability of funds under the existing credit facility, the Company may be required to finance any required purchases or exercise of its purchase option by using other borrowing sources, the sale of other assets or issuance of equity. See "Liquidity and Capital Resources."

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

         The Company has incurred operating and administrative expenses, which principally include compensation expense for its executive officers and other employees, office rental and related occupancy costs.

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

Investments in Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President and Chief Executive Officer and Chief Financial Officer, or which will be owned by Mr. McCreary upon obtaining approval from the Massachusetts Housing Finance Agency. As a result, the Company records its investments in and results of operations from these entities using the equity method of accounting in the unaudited condensed consolidated financial statements included herein.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of September 30, 1999, ET Capital owned a $7.8 million second mortgage note with AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full.

         The Company recorded income of $176,000 and $102,000 related to the portion of its equity interest in ET Capital's results of operations for the nine months ended September 30, 1999 and the period from January 30, 1998 to September 30, 1998, respectively. ET Capital has notes receivable of $12.4 million and long-term debt payable to the Company of $9.6 million at September 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein.

         ET Capital has notes receivable aggregating $4.6 million at September 30, 1999 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature in December 2001 and bear interest at 12% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at September 30, 1999 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.7 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The Company recorded $966,000 and $456,000 in interest income during the nine months ended September 30, 1999 and the period from January 30, 1998 to September 30, 1998, respectively, on the notes payable by ET Capital.

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

         The Company recorded losses of $1.8 million and $156,000 related to the portion of its equity interest in ET Sub-Meridian's results of operations for the nine months ended September 30, 1999 and the period from January 30, 1998 to September 30, 1998, respectively. ET Sub-Meridian has real estate investments and long-term debt of $107.4 million and $107.3 million, respectively, at September 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein. At September 30, 1999, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $1.6 million in interest income on this loan during the nine months ended September 30, 1999.


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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at September 30, 1999. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies will be owned by Mr. McCreary upon receiving pending approval from the Massachusetts Housing Finance Agency of a transfer of ownership from Mr. Edward B. Romanov, the Company's former President and Chief Executive Officer. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. Romanov, which option will continue after transfer of ownership of this company to Mr. McCreary. The option exercise price is $3,244 and expires on November 30, 1999. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's consolidated financial statements at September 30, 1999.

         Three of the four limited liability companies have subordinated demand loans in the aggregate amount of $5.1 million with the Company at September 30 , 1999, bearing interest at 12% per annum. The Company recorded $285,000 in interest income during the nine months ended September 30, 1999 in connection with the demand loans payable aggregating $3.1 million payable to the Company by two of the unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans aggregating $4.6 million payable to ET Capital, maturing December 2001 and bearing interest at 12% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $298,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC's results of operations for the nine months ended September 30, 1999. These two entities have real estate investments and aggregate long-term debt of $31.5 million and $30.9 million, respectively, at September 30, 1999. See Note 2 to the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

         The Company had no real estate investment operations prior to consummation of its initial public offering on January 30, 1998. Thus, results of operations for the year to date period ended September 30, 1998 represent only eight months of operations. Additionally, the Company acquired its real estate investments at various times during 1998 through acquisitions of senior housing and other healthcare-related properties and term and construction loans. The Company also made investments in its Equity Investees at various times during 1998. The revenues and expenses generated by the Company's investments were included in its results of operations from the dates of acquisition or investment. Accordingly, the operating results for the three and nine months ended September 30, 1999 are not comparable to those of the respective periods of the prior year.

         Three months ended September 30, 1999 compared with the three months ended September 30, 1998

               Revenues

         Rental revenues of $4.7 million were generated during the three months ended September 30, 1999. This represented a 20.5% increase from $3.9 million for the corresponding period in 1998. This increase was primarily due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $1.4 million, net of amortization of deferred loan costs of $82,000 was earned during the three months ended September 30, 1999. This represented a 11.7% increase from $1.2 million for the corresponding period in 1998. This increase was due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $85,000 in interest on term and construction loans and an increase of $95,000 in interest earned on excess invested funds and bond reserve funds, offset, by a decrease of $21,000 in connection with a mortgage loan receivable that was paid off in December 1998 and higher amortization of deferred loan costs of $19,000.

         Interest from unconsolidated Equity Investees of $959,000 was earned during the three months ended September 30, 1999. This represented a 179.6% increase from $343,000 for the corresponding period in 1998. This increase was primarily a result of the loans with these unconsolidated Equity Investees increasing from $23.5 million at September 30, 1998 to $30.3 million at September 30, 1999, primarily in connection with two transactions which occurred in September and December 1998.

             Expenses

         Property operating expenses principally relate to medical office buildings which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $277,000 for the three months ended September 30, 1999. This represented a 3.8% decrease from $288,000 for the corresponding period in 1998. Property operating expenses as a percentage of total medical office building rental revenues decreased to 44.1% for the three months ended September 30, 1999 as compared to 49.8% for the corresponding period in 1998. This decrease as a percentage of total medical office building rental revenues is due primarily to increased rental revenues in 1999 as compared to 1998.

         Interest expense, which included amortization of deferred financing costs of $449,000, was $3.4 million for the three months ended September 30, 1999. This represented a 102.0% increase in interest expense from $1.7 million for the corresponding period in 1998. This increase was primarily due to increased amortization of deferred financing costs of $421,000, increases in third-party debt at various times during 1999 and 1998 to fund operating, investing and financing activities and a higher interest rate on the Credit Facility. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, increased from $101.9 million at September 30, 1998 to $147.0 million at September 30, 1999. The weighted average interest rate on outstanding third-party debt increased from 7.5% at September 30, 1998 to 7.9% at September 30, 1999. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% over the one-month London Interbank Offered Rate ("LIBOR") to a margin of 2.75% (8.13% at September 30, 1999, including the margin adjustment versus 7.29% at September 30, 1998).

         Depreciation was $1.4 million for the three months ended September 30, 1999. This represented a 25.6% increase from $1.1 million for the corresponding period in 1998. This increase was a result of increases in real estate properties and other depreciable assets which were placed in service at various times during 1998 and 1999.

         General and administrative expenses were $564,000 for the three months ended September 30, 1999. This represented a 24.2% increase from $454,000 for the corresponding period in 1998. This increase was a result of additional expenses and services required as the Company established its current internal infrastructure. General and administrative expenses increased as a percentage of total rental revenues to 12.1% for the three months ended September 30, 1999 as compared to 11.7% for the corresponding period in 1998.

         An extraordinary loss of $1.2 million, net of a minority interest benefit of $86,000, was recorded during the three months ended September 30, 1999 in connection with the prepayment of an existing mortgage loan.

         Nine months ended September 30, 1999 compared with the period from January 30, 1998 to September 30, 1998

             Revenues

         Rental revenues of $13.9 million were generated during the nine months ended September 30, 1999. This represented a 37.3% increase from $10.1 million for the corresponding period in 1998. This increase was a result of 1998 including only eight months of operations and due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $4.4 million, net of amortization of deferred loan costs of $168,000, was earned during the nine months ended September 30, 1999. This represented a 44.1% increase from $3.0 million for the corresponding period in 1998. This increase was a result of 1998 including only eight months of operations and due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $1.1 million in interest on term and construction loans and an increase of $342,000 in interest earned on excess invested funds and bond reserve funds, offset, in part, by a decrease of $55,000 in connection with a mortgage loan receivable that was paid off in December 1998.

         Interest from unconsolidated Equity Investees of $2.9 million was earned during the nine months ended September 30, 1999. This represented a 355.3% increase from $626,000 for the corresponding period in 1998. This increase was primarily a result of the loans with these unconsolidated Equity Investees increasing from $23.5 million at September 30, 1998 to $30.3 million at September 30, 1999, primarily in connection with two transactions which occurred in September and December 1998.

             Expenses

         Property operating expenses principally relate to medical office buildings which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $848,000 for the nine months ended September 30, 1999. This represented a 20.5% increase from $704,000 for the corresponding period in 1998. This increase was a result of 1998 including less than eight months of operations for the Company's medical office buildings due to one of these buildings being acquired during the last half of February 1998. Property operating expenses as a percentage of medical office building rental revenues decreased to 46.2% for the nine months ended September 30, 1999 as compared to 49.3% for the corresponding period in 1998.

         Interest expense, which included amortization of deferred financing costs of $1.2 million, was $9.6 million for the nine months ended September 30, 1999. This represented a 142.8% increase in interest expense from $3.9 million for the corresponding period in 1998. This increase was primarily due to 1998 including only eight months of operations, increased amortization of deferred financing costs of $1.1 million, increases in third-party debt at various times during 1998 and 1999 to fund operating, investing and financing activities, and a higher interest rate on the Credit Facility. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, increased from $101.9 million at September 30, 1998 to $147.0 million at September 30, 1999. The weighted average interest rate on outstanding third-party debt increased from 7.5% at September 30, 1998 to 7.9% at September 30, 1999. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% over the one-month LIBOR to 2.75% (8.13% at September 30, 1999, including the margin adjustment versus 7.29% at September 30, 1998).

         Depreciation was $4.3 million for the nine months ended September 30, 1999. This represented a 42.7% increase from $3.0 million for the corresponding period in 1998. This increase was a result of 1998 including only eight months of operations and increases in real estate properties and other depreciable assets which were placed in service at various times during 1998 and 1999.

         General and administrative expenses were $2.0 million for the nine months ended September 30, 1999. This represented a 68.3% increase from $1.2 million for the corresponding period in 1998. This increase was a result of 1998 including only eight months of operations and additional expenses as the Company established its current internal infrastructure. General and administrative expenses increased as a percentage of total rental revenues to 14.6% for the nine months ended September 30, 1999 as compared to 11.9% for the corresponding period in 1998. This increase was due to the growth in the Company's infrastructure to support the Company's expansion of its operations in 1999. These expenses consisted principally of management salaries and benefits and legal and other administrative costs.

         See "Three Months Ended September 30, 1999 Compared With The Three Months Ended September 30, 1998" for discussion of amounts recorded in connection with an extraordinary loss associated with debt extinguishment.

         Start-up expenses were $2.7 million for the nine months ended September 30, 1998. These expenses were principally comprised of nonrecurring compensation expense of $2.0 million recorded in connection with the issuance of units of beneficial interest of the operating partnership to certain officers of the Company and approximately $500,000 of amounts reimbursed to Genesis for certain formation expenses.

Liquidity and Capital Resources

         Net cash flows provided by operating activities were $11.8 million for the nine months ended September 30, 1999 compared to $10.1 million for the same period in 1998. Net cash flows used in financing activities were $6.8 million for the nine months ended September 30, 1999 compared to cash flows provided by financing activities of $173.8 million for the same period in 1998. Net cash flows used in financing activities for 1999 principally included borrowings under the Credit Facility of $9.5 million and new mortgages payable issued of $32.7 million, offset, in part, by (a) $23.8 million payment on the Credit Facility (b) $2.0 million in deferred financing fees and other related costs in connection with amendments to the Credit Facility during the period, (c) $7.9 million in distributions to shareholders, (d) $14.2 million in payments on mortgage loans and notes payable , and (e) $424,000 in common share repurchases. Net cash flows provided by financing activities for 1998 included $114.2 million of net proceeds from the Company's initial public offering and borrowings under the Credit Facility of $65.4 million, partially offset by distributions to shareholders of $4.5 million.

         Net cash flows used in investing activities were $4.2 million for the nine months ended September 30, 1999 compared to $182.4 million for the same period in 1998. The Company used its net cash flows provided by operating and financing activities during the nine months ended September 30, 1999 principally to fund its investing activities, including (a) $5.1 million in construction loans, (b) $2.6 million in bond and operating reserve funds and deposits and (c) $1.7 million in purchases of equipment and building renovations, partially offset by $4.2 million in payments received on term and construction loans receivable and $720,000 of proceeds received from unconsolidated entities. Net cash flows provided by operating and financing activities during the nine months ended September 30, 1998 were principally used to fund investing activities, including (a) $104.3 million for the acquisition of real estate properties, (b) $47.5 million of term and construction loans and
(c) $28.2 million to fund investments in the Company's Equity Investees.

         At September 30, 1999, the Company's consolidated net real estate investments in properties and loans aggregated $222.1 million. The Company funded its investments through a combination of long-term and short-term financing, utilizing both debt and equity. Working capital, excluding the balance outstanding under the Credit Facility which was classified as a current liability, was $4.1 million and $3.1 million at September 30, 1999 and December 31, 1998, respectively. The increase in working capital was comprised of an aggregate decrease in current assets of $1.8 million, offset by an aggregate decrease in current liabilities of $2.8 million. The decrease in current assets primarily related to a decrease in accounts receivable due to cash collections. The decrease in current liabilities primarily related to payments of debt during the period. Cash and cash equivalents were $3.1 million and $2.3 million, at September 30, 1999 and December 31, 1998, respectively.

         As of September 30, 1999, the Company had shareholders' equity of $106.1 million and Credit Facility borrowings and mortgages, bonds and notes payable to third-parties aggregating $147.0 million, which represents a debt to equity ratio of 1.39 to 1. This was an increase from 1.26 to 1 at December 31, 1998. This increase was due primarily to a net increase of $4.2 million in such indebtedness and a net decrease in shareholders' equity of $7.2 million. The net increase in third-party indebtedness primarily resulted from borrowings of $9.5 million under the Credit Facility and new mortgages issued of $32.7 million offset, in part, by repayments of third-party indebtedness aggregating $14.2 million and repayments under the Credit Facility of $23.8 million through September 30, 1999. The net decrease in shareholders' equity primarily resulted from the declaration and payment of $7.9 million in dividends to shareholders, the repurchase of common shares for $424,000 and a net loss aggregating $1.5 million for the nine months ended September 30, 1999. These decreases were offset by a decrease of $2.6 million in a note receivable from a former officer of the Company as a result of debt forgiveness in connection with a separation agreement between the former officer and the Company.

         The Company funded $5.1 million in construction loan commitments through the nine months ended September 30, 1999. The remaining unfunded portion of construction loan commitments made by the Company are approximately $351,000 million at September 30, 1999. The Company expects to continue to fund its remaining construction loan commitments during 1999 with cash flows from operations and funds available under the Credit Facility.

         The Company is obligated to purchase and leaseback five facilities under term loans and two facilities under construction loans to Genesis or Genesis Equity Investees upon the earlier of the maturity of the related loan or at such time as the facilities reach average monthly occupancy of at least 90% for three consecutive months. The aggregate purchase price for these facilities is based upon each facility's net operating income at the acquisition date and a formula agreed to on the transaction's original commencement date. These amounts cannot be estimated at this time due to the status of the operations of the facilities underlying the related term and construction loans. The Company also has the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon the earlier of the maturity of the related construction loan or at such time as the facility achieves average monthly occupancy of at least 90% for three consecutive months. The Company may be required to purchase certain of these facilities as early as the first quarter of 2000. A portion or all of the purchase price for these acquisitions will be satisfied by any remaining balance outstanding under the related term or construction loans. The Company will need to fund the remainder of the purchase prices through borrowings under the existing or any future credit facilities or through other funding alternatives. Due to the limited availability of funds under the existing credit facility, the Company may be required to finance any required purchases or exercise of its purchase option by using other borrowing sources, the sale of other assets or issuance of equity.

         At September 30, 1999, the Company had $75.9 million outstanding under the Credit Facility. The original expiration date of the Credit Facility was extended on January 29, 1999 to April 30, 1999, and the availability under the Credit Facility was reduced from $140 million to $100.5 million. In addition, the letters of credit originally available under the Credit Facility were canceled. During the extension period, the Company notified the bank that it was in violation of certain restrictive covenants under the Credit Facility which occurred as a result of the Company's equity value (market value of outstanding shares) being less than $70 million as of February 4, 1999 and due to the Company declaring and paying shareholder distributions during this violation period. The Company also borrowed additional funds for working capital during February 1999, prior to the determination that the Company was in violation of the minimum equity value covenant. Additional borrowings were not permitted under the Credit Facility during this period while the Company was in default.

         On March 31, 1999, the term of the Credit Facility was extended from April 30, 1999 to January 1, 2000 through an amendment which also waived the Company's defaults under the Credit Facility and provided for available borrowings up to an aggregate of $100.5 million. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The covenant requiring maintenance of a minimum equity value is no longer required under the Credit Facility, as amended. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $133.8 million are included in the Credit Facility borrowing base and pledged as collateral.

         Amounts outstanding under the Credit Facility bear interest at floating rates based on a margin over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Effective June 1, 1999, the interest rate on borrowings outstanding under the Credit Facility increased from a margin of 1.80% over one-month LIBOR to 2.75%. The interest rate on borrowings outstanding under the Credit Facility at September 30, 1999 was 8.13%, including the 2.75% margin adjustment.

         On September 9, 1999, the Company completed a $32.7 million financing of five properties arranged by J.P. Morgan. One of the loans is collaterized by two of the properties. Approximately $19.2 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility to a balance of $75.9 million as of September 30, 1999. The remaining $13.5 million was used to pay-off an existing mortgage secured by two of the properties of $10.4 million, and a prepayment penalty of $1.2 million on the existing mortgage, with the balance of $1.9 million used to pay expenses, interest and required reserves. The J.P. Morgan mortgage loans have ten-year terms with a twenty-five year amortization period and a fixed weighted average interest rate of 8.37%. The deferred financing costs incurred through September for these mortgages was approximately $525,000 and will be amortized over the ten-year life of the mortgages.

         On October 5, 1999, the Company completed an $8.5 million financing of two medical office buildings arranged by J.P. Morgan. Approximately $7.9 million of the debt proceeds were used to pay-down the Company's Credit Facility to a balance of $68.1 million. The remaining $592,000 of proceeds was used to pay expenses, interest and required reserves. The mortgage loans have a ten-year term with a twenty-five year amortization period and a fixed interest rate of 8.35%.

         On October 25, 1999, the Company reached a tentative agreement with German American Capital Corp., the lender on the Credit Facility, to extend the facility from January 1, 2000 through June 30, 2001. Finalization of the extension is subject to, among other things, the lenders internal credit review and document completion. The terms, in general are:

  Interest Rate:            30-day LIBOR plus a margin of 275 basis points if
                            the loan if less than 80% of the borrowing base (325 basis points if the loan is 80% or more of the borrowing base).

  Fees: A 100 basis point fee paid upon execution of the extension plus 6.25 basis points per month on the outstanding balance.

  Principal Amortization:   22 basis points of the monthly balance.

  Other: $5.75 million of additional borrowing capacity. A dividend limitation of 95% of Funds from Operations plus $3 million over the term of the loan.

         On October 21, 1999, the Company executed loan applications arranged by J.P. Morgan for up to $30 million of new mortgage loan financing, which will be secured by four of the Company's skilled nursing facilities. One of the loans will be collateralized by two of the properties. If successful, the net proceeds, estimated by the Company to be not less than $25 million, will be used to further reduce the balance of the Company's Credit Facility. The applied-for mortgage debt has a three-year term and is interest-only with a variable interest rate of 30-day LIBOR plus 300 basis points. A fee of 100 basis points is due at closing. The Company would be obligated to hedge the variable interest rate to a fixed rate at closing. The Company can at its option extend the term of the loan for one two-year period upon payment of a 50 basis point extension fee. The interest rate, loan extension fee and loan principal amortization under the terms of the proposed Bank Credit Facility extension, as well as higher interest expense under the proposed new mortgage financing, will reduce the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels depending on the magnitude thereof. There can be no assurance that the Company will be able to extend the term of its existing Bank Credit Facility or obtain replacement financing thereof or that the Company will be able to continue making distributions to its common shareholders at current levels.

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

         If the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully fund its long-term capital needs. Additionally, if the Company is unable to finalize and close the tentative agreement on the extension of the current credit facility by January 1, 2000, the bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions.

         The interest rate, loan extension fee and loan principal amortization under the terms of the proposed Bank Credit Facility extension, as well as the higher interest expense under the proposed new mortgage financing, will reduce the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels depending on the magnitude thereof. Future increases in interest rates also could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions at similar levels as in previous periods. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk." There can be no assurance that the Company will be able to extend the term of its existing Bank Credit Facility or obtain replacement financing thereof or that the Company will be able to continue making distributions to its common shareholders at current levels.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at September 30, 1999. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company from time to time may repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. The Company repurchased and effectively retired 43,700 common shares for an aggregate purchase price of $424,000 during the nine months ended September 30, 1999. These shares are reflected as a reduction of shares issued and outstanding in the accompanying 1999 balance sheet. In April 1999, the Board of Trustees temporarily suspended the share repurchase program.

Distributions to Shareholders Subsequent to September 30, 1999

         The board of trustees declared a cash distribution on October 13, 1999. The cash distribution of $0.365 per share will be paid on November 12, 1999, to common shareholders of record on October 29, 1999. There can be no assurance that distributions will continue to be made or that the level of distributions will be maintained in future periods at the same level as prior periods.

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


                                                       For the three months ended        For the nine months ended
                                                              September 30,                    September 30,
                                                      ------------------------------    ----------------------------
                                                         1999              1998            1999          1998 (1)
                                                      ------------      ------------    ------------    ------------
Net income (loss)                                           ($593)           $2,352        ($1,466)          $3,006
Minority interest                                             (40)              163            (99)             205
                                                              ----             ----           -----           -----
Net income (loss) before minority interest                   (633)            2,515         (1,565)           3,211
Adjustments to derive Funds from Operations:
  Add:
     Real estate related depreciation and amortization:
          Consolidated entities                             1,517             1,202          4,477            3,168
          Unconsolidated entities                           1,122               275          3,367              275
     Nonrecurring start-up expenses                             -               100              -            2,745
     Nonrecurring separation agreement expenses                 -                 -          2,800                -
     Extraordinary loss on debt extinguishment              1,296                 -          1,296                -
                                                            -----           -------       --------         --------
Funds from Operations before allocation of
     minority interest                                      3,302             4,092          10,375           9,399
  Less:
     Funds from Operations allocable to minority
       interest                                              (221)             (259)          (695)            (585)
                                                            -----             -----          -----            -----
Funds from Operations attributable to the common
     shareholders                                          $3,081            $3,833         $9,680           $8,814
                                                           ======            ======         ======           ======


(1) Represents the period from January 30, 1998 to September 30, 1998.

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

Year 2000 Considerations

         The Company recognizes that the Year 2000 problem could affect its operations as well as the proper functioning of the embedded systems included in the Company's properties. In any particular property, the problem could affect the functioning of elevators, heating and air conditioning systems, security systems and other automated building systems. The nature of the Company's business is such that most of its assets are subject to triple net lease arrangements with healthcare facility operators under which the operators are obligated to remedy, at their own expense, any Year 2000 problems pertaining to the properties. The Company has discussed with these operators their plans to identify and address any such problems in a manner that does not impair the operators' ability to continuously operate the property involved. In addition, as Genesis represents a significant source of the Company's rental and interest revenue, the Company has discussed with Genesis its preparedness for the Year 2000 so as to assess their ability to meet their obligations, both in terms of facility repairs and ability to generate payments, in a timely manner.

         The Company has also evaluated the Year 2000 readiness of those properties not subject to triple net lease arrangements, which principally includes the Company's medical and other office buildings, through identifying and contacting suppliers of building systems and other critical business partners to determine if the building systems are affected and whether these entities have an effective plan in place to address the Year 2000 issue. The Company has evaluated its own internal systems to determine the impact of Year 2000. Due principally to the Company's small size and low transactional volume, the Year 2000 issue is not expected to have a significant impact on corporate operations. The Company does not expect its costs of achieving Year 2000 compliance to exceed $200,000. A formal contingency plan will be established prior to December 31, 1999 once the Company has completed its Year 2000 evaluation of its properties and lessees.

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

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Securities and Exchange Commission (the "SEC").

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

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated.

                                                        For the three months ended            For the nine months
                                                                 June 30,                        ended June 30,
                                                        --------------------------       --------------------------
                                                          1999             1998              1999              1998
                                                        --------------------------       ---------------------------
                                                                  (in thousands, except per share data)
                  Operations Data
-----------------------------------------------------
Net revenues                                               $465,088         $352,526        $1,408,911          $999,390
Operating income before capital costs (1)                    60,430           66,840           183,794           185,048
Depreciation and amortization                                18,887           13,632            55,453            37,985
Lease expense                                                 6,655            8,497            19,641            23,008
Interest expense, net                                        29,515           20,679            85,295            59,010
Earnings (loss) before income taxes, equity in net
   income (loss) of unconsolidated affiliates and
   extraordinary items                                        5,373           24,032            23,405            65,045
Income taxes                                                  2,901            8,771            10,851            23,741
Earnings (loss) before equity in net income (loss)
   of unconsolidated affiliates and extraordinary
   items                                                      2,472           15,261            12,554            41,304
Equity in net income (loss) of unconsolidated
   affiliates                                                (3,475)             730            (8,626)            2,077
Extraordinary items, net of tax                                   -                -            (2,100)           (1,924)
Net income (loss)                                            (1,003)          15,991             1,828            41,457
Net income (loss) attributed to common
   shareholders(2)                                          $(5,372)         $15,991          $(11,278)          $41,457

Per common share data:
Basic
   Earnings (loss) before extraordinary items                $(0.15)           $0.46            $(0.26)            $1.24
   Net income (loss)                                         $(0.15)           $0.46             (0.32)            $1.18
   Weighted average shares and equivalents               35,371,494       35,133,022        35,268,910        35,107,983
Diluted
   Earnings (loss) before extraordinary items                $(0.15)           $0.45            $(0.26)            $1.22
   Net income (loss)                                         $(0.15)           $0.45            $(0.32)            $1.16
   Weighted average shares and equivalents               35,371,494       35,719,840        35,268,910        35,701,210


(1) Capital costs include depreciation and amortization, lease expense and interest expense.
(2) Net income (loss) reduced by preferred stock dividends.



                                                              June 30,              September 30,
                                                                1999                    1998
                                                         --------------------     ------------------
                                                                   (dollars in thousands)
                  Balance Sheet Data
--------------------------------------------------------
   Working capital                                                  $370,016               $305,718
   Total assets                                                    2,698,426              2,627,368
   Long-term debt                                                  1,468,840              1,358,595
   Shareholders' equity                                              866,968                875,072

         On August 2, 1999, Genesis announced that it had entered into an agreement in principle relating to a proposed restructuring of financial arrangements used for its 1997 investment in The Multicare Companies ("Multicare"). Genesis initially acquired a 43% interest in Multicare and was to become sole owner of Multicare at a later date through a cash payment or the issuance of additional Genesis common shares at equivalent value. In the proposed restructuring, Genesis will complete the Multicare acquisition through the issuance of convertible preferred shares. The restructuring also includes a $50 million cash investment in Genesis by the Multicare financial partners in exchange for Genesis common shares and warrants. This transaction was approved by Genesis' shareholders on November 11, 1999 but is still subject to regulatory approval.

         On November 8, 1999, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and debt protection measures which has stemmed largely from the long term care industry's transition to the prospective payment system ("PPS") for Medicare. According to Moody's, factors contributing to the deterioration have included lower Medicare reimbursement rates, a decline in the demand for contract therapy services and higher labor costs. The institutional pharmacy operations of Genesis, which represent roughly one-half of it's revenue, have also exhibited a decline in demand for certain services as a result of PPS. Moody's further stated that the situation was exacerbated by high leverage and tight liquidity at both companies, as well as the difficult industry environment characterized by fundamental change and increased regulatory scrutiny. Moody's also noted that both companies have implemented extensive cost reduction initiatives in response to PPS and have begun a de-leveraging plan that includes significant asset dispositions. The negative rating outlook, according to Moody's, reflects the risk that the companies may be unable to complete their deleveraging initiatives as planned.

Impact of Prospective Payment System

         The Balanced Budget Act of 1997 mandated establishment of PPS for Medicare skilled nursing facilities under which such facilities will be paid a federal per diem rate for most covered nursing facility services. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates initially will be based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without regard to historic reimbursement levels.

         It is unclear the impact the Balanced Budget Act will have on the Company's lessees and borrowers abilities to make lease and debt payments to the Company. The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to insure appropriate payments are being received. In June 1999, Genesis reported the estimated future impact of PPS on its Medicare revenue per patient day in its Form 10-Q for the quarter ended June 30, 1999. In connection with the Company's review of the properties leased to Genesis or Genesis Equity Investees, management notes:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company provides fixed rate mortgage loans to operators of healthcare facilities as part of its normal operations. The Company also has mortgages and bonds payable which bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable or payable, but not earnings or cash flows. Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for discussion of the market risk associated with these financial instruments. The Company currently does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments; however, the Company will be required to hedge the variable interest rate to a fixed rate at the closing of the additional $30 million of new mortgage financing being pursued by the Company.

         The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility as it represents variable rate debt. For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Effective June 1, 1999, the interest rate under the Credit Facility was increased to a margin adjustment of 2.75% over one-month LIBOR, which was 0.95% higher than the previous margin adjustment. The weighted average interest rate on borrowings outstanding under the Credit Facility was 8.13% at September 30, 1999. Assuming the Credit Facility balance outstanding at September 30, 1999 of $75.9 million remains constant, each one percentage point increase in interest rates from 8.13% at September 30, 1999 would result in an increase in interest expense for the next twelve months of approximately $759,000. The Company had unamortized deferred financing costs in connection with the Credit Facility aggregating approximately $380,000 at September 30, 1999 that are required to be fully amortized by December 31, 1999. Amortization of these financing costs, which is included as a component of interest expense, is expected to decrease fourth quarter interest expense, from approximately $445,000 for the three months ended September 30, 1999 to approximately $380,000.

         The Company expects to incur additional deferred financing costs in the future in connection with the proposed extension of the Credit Facility. The Company expects that some or all of any replacement financing of the existing credit facility may have a variable interest rate. Additionally, the Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at similar levels as in prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "- Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM  6.      Exhibits and Reports on Form 8-K

(a)   Exhibits
      The exhibits filed with this report are listed in the exhibit index on page.

(b)   Reports on Form 8-K
      The registrant filed a report on Form 8-K dated July 29, 1999 announcing the resignation of Edward B. Romanov, Jr. as President and Chief Executive Officer and as a trustee of ElderTrust.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.


                                          ElderTrust




                            /s/ D. Lee McCreary, Jr.
                            ----------------------------------------------------
                                D. Lee McCreary, Jr.
                                President, Chief Executive Officer,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description

     10.1 Separation Agreement and Release dated July 29, 1999 by and among ElderTrust Operating Limited Partnership and Edward B. Romanov, Jr. (incorporated by reference to Exhibit 10.1 to ElderTrust's Form 8-K dated July 29, 1999).

     11.1 Computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 1999 and for the three months ended September 30, 1998 and the period from January 30, 1998 through September 30, 1998.

     27.1         Financial Data Schedule for the nine months ended
                  September 30, 1999.