Form 10-K
period 1999-12-31
ELDERTRUST
filed 2000-04-12
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      for the year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ___ to ___

                          Commission File No. 001-13807

                                   ElderTrust
             (Exact name of registrant as specified in its charter)

          Maryland                                        23-2932973
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                            Number)

            101 East State Street, Suite 100, Kennett Square PA  19348
                 (Address of principal executive offices)     (Zip Code)


                                 (610) 925-4200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of Each Class                               on which registered
------------------------------------                     -----------------------
Common shares of beneficial interest                     New York Stock Exchange
     $.01 par value per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates of the Registrant on February 29, 2000 was $31,468,918 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of February 29, 2000, there were 7,119,000 total common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 23, 2000 are incorporated by reference into Part III of this Form 10-K.

                                   ELDERTRUST
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Cautionary Statements Regarding Forward-Looking Statements                    1

                                     PART I

Item  1. Business                                                             1
Item  2. Properties                                                          51
Item  3. Legal Proceedings                                                   54
Item  4. Submission of Matters to a Vote of Security Holders                 54

                                   PART II

Item  5. Market for the Registrant's Common Equity and
              Related Stockholder Matters                                    54
Item  6. Selected Financial Data                                             55
Item  7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            56
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          78
Item  8. Financial Statements and Supplementary Data                         80
Item  9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           107

                                   PART III

Item 10. Directors and Executive Officers of the Registrant                 107
Item 11. Executive Compensation                                             107
Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                               107
Item 13. Certain Relationships and Related Transactions                     107

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                          107

           Cautionary Statements Regarding Forward-Looking Statements

         This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to results of operations and businesses of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements within the meaning of the Securities and Exchange Acts. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially from those expressed or implied by these forward-looking statements.

         The statements set forth under the caption "Business - Risk Factors" and elsewhere in this Form 10-K, including statements contained in "Business" concerning the Company's credit facility, investments and business strategies, the Company's transactions with Genesis Health Ventures, Inc. and its subsidiaries, the ability of Genesis Health Ventures, Inc. and The Multicare Companies, Inc. to restructure their operations and continue to make lease and loan payments to the Company, government regulation and the impact of Medicare and Medicaid Prospective Payment programs on the Company's lessees and borrowers, certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's ability to meet its liquidity needs and other statements contained herein regarding matters that are not historical facts identify important factors with respect to these forward-looking statements that could cause actual results to differ materially from those in these forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                                     PART I
ITEM 1. BUSINESS

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities (or "senior living centers") and medical office and other buildings. ElderTrust was formed in the State of Maryland on September 23, 1997 and began operations upon the completion of its initial public offering on January 30, 1998 (the "Offering"), pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust of approximately $114.2 million from the Offering were contributed to a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"), which principally used the proceeds to fund the initial property acquisitions and other investments. ElderTrust is the sole general partner of the Operating Partnership and conducts all of its operations through the Operating Partnership.

         The Company had no real estate investments prior to January 30, 1998. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of December 31, 1999, skilled nursing facilities and senior living centers comprised approximately 93% of the Company's consolidated investments in real estate properties and loans. At December 31, 1999, the Company's consolidated assets primarily consisted of:

         o a diversified portfolio of 22 healthcare properties aggregating $171.7 million in assets, consisting of seven assisted living facilities, eight skilled nursing facilities, one independent living facility and six medical office and other buildings, which are leased back to the prior owners or other third parties;

         o term loans totaling $27.4 million collateralized by five assisted living facilities on which construction had been recently completed but which were still in transition to stabilized occupancy levels; and

         o construction loans totaling $21.2 million collateralized by three assisted living facilities.

         Additionally, at December 31, 1999 the Company's investments in unconsolidated entities in which it accounts for its investments using the equity method of accounting (the Company's "Equity Investees") consisted of:

         o a 95% nonvoting equity interest in an entity which owns a $7.8 million second mortgage note;

         o a 99% limited partnership interest in an entity which holds leasehold and purchase option rights for seven skilled nursing facilities; and

         o a 99% limited member interest in two entities which each hold an assisted living facility.

         See "Business - Investments."

         Genesis Health Ventures, Inc. was a co-registrant in the Company's Offering. Approximately 70% of the Company's consolidated assets at December 31, 1999 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $18.4 million in 1999. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees; and

         o the ability of these entities to successfully complete the development projects securing the construction loans made by the Company to these entities.

Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Lenders

         On March 21, 2000, Genesis and The Multicare Companies, a 43.6% owned consolidated subsidiary of Genesis ("Multicare"), announced the beginning of debt restructuring discussions with their senior lenders with the intention of revising their respective capital structures. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Both Genesis and Multicare announced their intention not to make interest and principal payments on senior debt and have been prohibited by their senior lenders from making any scheduled interest payments on their publicly traded subordinated debt while discussions were ongoing. Each company cited their inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis and Multicare a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and financial condition which has stemmed from the impact of the prospective payment system ("PPS") for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for both companies remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis and Multicare.

         Management of Genesis and Multicare have advised the Company that they expect Genesis and Multicare to continue to make all lease and loan payments to the Company. The Company has no control over Genesis or Multicare, however, and can make no assurance that either of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made by the Company to them. Any failure by Genesis or Multicare to continue making payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, the Company may be required to restructure or terminate the underlying leases and may foreclose on the loans, in which event, the Company might be required to find new operators to operate the properties underlying the leases and loans. Under these circumstances, the Company's net income could decline as a result of such restructuring with Genesis or Multicare or could decline due to rents obtainable from any new operator. Depending on the magnitude of the reduction in the Company's net income, the Company would seek to offset the effect of such reduction in net income on the Company's ability to meet its debt service requirements by further reducing the cash distributions paid to the Company's shareholders and minority interests, through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due over the next twelve months. Based on the current quarterly cash distribution rate of $0.30 per common share announced in November 1999, annualized distributions to shareholders and minority interests would approximate $9.2 million during 2000, based on the number of common shares and units currently outstanding. During 1999, the Company's cash flow from operations exceeded its debt service requirements and distributions paid to shareholders and minority interests by $1.2 million. Giving effect to the current quarterly cash distribution rate and year 2000 debt service requirements as of December 31, 1999, the Company's cash flow from operations during 1999 would have exceeded its debt service requirements and distributions paid to shareholders and minority interests by $3.9 million. See "Business - Proposed Restructurings and Related Matters," "Business - Transactions with Genesis," "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary Condensed Consolidated Financial Data of Genesis."

Credit Facility; Mortgage Refinancings

         On January 3, 2000, the term of the Company's bank credit facility (the "Credit Facility") with Deutsche Bank Securities ("Deutsche Bank") was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At December 31, 1999, the Company had $39.7 million outstanding under the Credit Facility. The Company used the Credit Facility principally for working capital and construction loan funding purposes during 1999.

         The Company paid financing fees and other related costs of approximately $2.0 million for various amendments to the Credit Facility, $1.5 million of which were amortized during 1999 and included as a component of 1999 interest expense.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 1999. The terms require the Company to make monthly payments of principal equal to .22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company is required to pay a monthly facility fee in an amount equal to .0625% of the outstanding balance. Re-borrowings are not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. As of the date of the agreement, the Company has available the entire $5.75 million, however, availability is restricted to certain specified purposes, including dividend distributions. Dividend distributions over the term of the loan are limited to $3.0 million plus 95% of the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000.

         Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base.

The interest rate on borrowings outstanding under the Credit Facility at December 31, 1999 was 9.25%, 2.75% over one-month LIBOR.

         On September 9, 1999, the Company completed a $32.7 million financing of five properties arranged by J.P. Morgan Mortgage Capital Inc. ("J.P. Morgan"). One of the loans is collaterized by two of the properties. Approximately $19.2 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility. The remaining $13.5 million was used to pay-off an existing mortgage secured by two of the properties of $10.4 million, and a prepayment penalty of $1.2 million on the existing mortgage, with the balance of $1.9 million used to pay expenses, interest and required reserves. These mortgage loans have a ten-year term, a twenty-five year amortization period and a fixed weighted average interest rate of 8.37%. The Company incurred approximately $634,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On October 5, 1999, the Company completed an $8.5 million financing of two medical office buildings arranged by J.P. Morgan. Approximately $7.9 million of the debt proceeds were used to pay-down the Company's Credit Facility. The remaining $592,000 of proceeds was used to pay expenses, interest and required reserves. These mortgage loans have a ten-year term, a twenty-five year amortization period and a fixed interest rate of 8.35%. The Company incurred approximately $242,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On November 24, 1999, the Company completed a $30 million financing of four properties arranged by J.P. Morgan. One of the loans is collateralized by two of the properties. Approximately $28 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility. The remaining $2 million was used to pay transaction-related expenses and required reserves. These mortgages have a three-year term, are interest-only and have a variable interest rate of 3.00% over one-month LIBOR (9.5% at December 31, 1999). The variable interest rates are capped at 17.50%, 13.08%, and 11.98% on the individual mortgages of $4.6 million, $14.9 million and $10.5 million, respectively. The Company incurred approximately $552,000 in financing costs and $53,000 in interest rate cap fees on this transaction, which are being amortized over the mortgages' three-year life. The Company can at its option extend the term of the loans for one two-year period upon payment of a 50 basis point extension fee.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2000, including the funding of $352,000 of construction commitments.

         The Credit Facility currently matures on June 30, 2001. If the Company is unable to pay-off or obtain replacement financing by June 30, 2001, or is unable to negotiate a further extension of the current credit facility at that time, or for any reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. Moreover, if the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully fund its long-term capital needs.

         The interest rate, loan extension fee and loan principal amortization under the terms of the Credit Facility extension, as well as the higher interest expense under the new mortgage financing, will reduce the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions at current levels. There can be no assurance that the Company will be able to continue making distributions to its common shareholders at current levels or at all. See "Business - Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Lenders," "Business - Transactions with Genesis," "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Risk Factors."

Investments

         Investment Policies

         In determining whether to invest in a facility or fund term or construction loans, the Company focuses on:

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

         The Company's investments primarily have taken the form of senior housing and other healthcare facilities leased to operators under long-term operating leases, term loans and construction financing. The

Company typically provides construction financing up to the lesser of 80% of the estimated value of the property or 90% of its cost. The Company's policy is to structure long-term financings to maximize returns. Subject to the availability of capital, the Company believes that appropriate new investments will be available in the future regardless of interest rate fluctuations. However, there can be no assurance that suitable investments will be identified or that such investments can be consummated on acceptable terms. See "Business - Business Strategy" and "Business - Risk Factors."

         Term loans and operating leases are normally secured by the underlying real estate, guarantees and/or cash deposits. As of December 31, 1999, cash deposits aggregating approximately $3.3 million were held by the Company as security for operating leases, term loans and construction loan obligations. In addition, the leases are generally cross-defaulted with any other leases or other agreements between the operator or any affiliate of the operator and the Company, which were entered into simultaneously. Economic terms of the Company's operating leases include fixed and minimum rent leases, which normally include annual rate increases, and percentage rent leases. Percentage rent leases require rents based upon a fixed percentage of facility revenues throughout the lease term. See "Business - Investments - Owned Properties - Operating Leases."

         The Company monitors its investments through a variety of methods. The monitoring process includes a review and analysis of the facility, borrower or lessee, and guarantor financial statements; periodic site visits; property reviews; and meetings with operators. Such reviews of operators and facilities generally encompass licensure and regulatory compliance materials and reports, contemplated building improvements and other material developments. The Company's lessees and borrowers are subject to various regulations. See "Business - Government Regulation" and "Business - Risk Factors."

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

         The Company may sell some or all of its investments in the future. Under lease agreements with Genesis or Genesis Equity Investees, these entities have the right of first refusal on offers the Company receives to purchase or lease any of its properties it desires to sell. See "Business - Risk Factors." The Company may consider offering purchase money financing in connection with the sale of properties where the provision of such financing will increase the value received by the Company for the property sold.

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

         Investment Portfolio

         The Company is a self-managed and self-administered real estate investment trust that invests principally in senior housing and other healthcare facilities. As such, the Company has one reportable business segment. All of the Company's facilities and business activities are contained within the United States. The Company has significant transactions with Genesis and Genesis Equity Investees. See "Business - Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Lenders" and "Business - Transactions with Genesis."

         The Company's consolidated investments in real estate properties and loans at December 31, 1999 are reflected in the following table:

--------------------------------------------------------------------------------------------------------------------
                                           Percentage     Number     Number   Investment      Number       Number
                                               of           of         of         per           of           of
    Type of Facility       Investments(1)  Portfolio    Facilities   Beds(2)     Bed(3)     Operators(4)   States(5)
--------------------------------------------------------------------------------------------------------------------
                                              (dollars in thousands)
Owned Properties:
   Assisted Living
     Facilities                $ 83,860        35.3%         7         671      $125             2            2
   Independent Living
     Facilities                   4,164         1.7          1          72       58              1            1
   Skilled Nursing
     Facilities                  84,379        35.5          8       1,187       71              3            2
   Medical Office and
     Other Buildings             16,652         7.0          6           -        -              3            4
                               --------------------------------------------
   Total Owned Properties       189,055        79.5         22       1,930
                               --------------------------------------------

Term and Construction Loans:
   Assisted Living
     Facilities                  48,646        20.5          8         567       86              3            3
                               --------------------------------------------
   Total Term and
     Construction Loans          48,646        20.5          8         567
                               --------------------------------------------

       Totals                  $237,701       100.0%        30       2,497
                               ============================================

-----------
(1) Includes investments in real estate properties and loans on real estate properties aggregating $230.5 million, before reductions for accumulated depreciation, and credit enhancements on several owned properties, which aggregated $7.2 million.

(2) Based upon the number of private and semi-private beds/units currently in service.

(3) Investment per Bed was computed by using the respective facility investment amount divided by number of beds/units currently in service for each respective facility.

(4) Genesis or Genesis Equity Investees managed 18 of the owned properties and seven of the properties underlying the term and construction loans, under management agreements with the tenants. See "Business - Transactions with Genesis" and "Item 2 - Properties."

(5) The Company has investments in properties located in eight states, occupied by nine different tenants or borrowers.

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

              Medical Office and Other Buildings

         The medical office and other buildings provide office space primarily to practicing physicians and other healthcare professionals, principally in connection with services rendered by these physicians at an adjacent acute care or long-term facility.

              Operating Leases

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, is leased pursuant to a long-term lease. These leases generally have a fixed term of 5 to 12 years and contain multiple five to ten-year renewal options. Some of these leases provide for rents based on a specified percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period. Some of the lessees subject to fixed rent leases are required to repair, rebuild and maintain the leased properties.

         The net consolidated carrying value of the Company's leased properties aggregated $171.7 million at December 31, 1999, excluding credit enhancements aggregating $7.2 million on various properties. Credit enhancements consisted of $3.8 million in bond and operating reserve funds required in connection with outstanding debt issues on three facilities, security deposits of $1.8 million on various facilities, letters of credit aggregating $1 million on two facilities and mortgage escrow accounts of $0.6 million.

         See "Proposed Loan Restructurings and Related Matters" below for additional information.

         Term and Construction Loans

              Term Loans

         At December 31, 1999, the Company had investments in five term loans. All of the $27.4 million of term loans as of December 31, 1999 were first mortgage loans. The borrower under each of these loans is Genesis or Genesis Equity Investees. The interest rate on the Company's investments in term loans for operating facilities ranges from 9.5% to 10.5% per annum on the outstanding balances. The yield to the Company on term loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, and any interest rate adjustments. The term loans for operating facilities at December 31, 1999 generally had initial two-year terms and provided for one-year extension periods and a balloon payment of the outstanding principal balance at the end of the term. Three of the loans are subject to an extension fee of 50 basis points for each extension period. See "Proposed Loan Restructurings and Related Matters" below for additional information.

              Construction Loans

         At December 31, 1999, the Company had made construction loans totaling $21.2 million secured by three healthcare facilities under development. The borrower under two of the loans is Genesis. The Company has the option to purchase and leaseback the facility underlying the remaining loan from an unaffiliated company for $13.0 million upon maturity of the loan. One construction loan was sold to a commercial bank during 1999. The interest rate on the Company's investments in construction loans ranges from 9% to 10.5% per annum on the outstanding balances. The rates on the outstanding balances of the Company's construction financings generally range from 350 to 400 basis points over the three-year Treasury rates in effect at the time the loan is executed. The construction financing period commences upon initial funding and terminates upon the earlier of the term of the construction loan, generally two to three years, or achievement of average monthly occupancy of at least 90% for three consecutive months. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable financing agreement. These terms may require, among other things, a site visit by a Company representative or designee prior to the advancement of funds. Monthly interest payments are made on the total amount of the proceeds advanced during the development period. During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one or a combination of the operator's general contractor or parent entity, other affiliates of the operator, or one or more of the individual principals of the operator. See "Proposed Loan Restructurings and Related Matters" below for additional information.

         At December 31, 1999, the Company was committed to providing additional construction funding of approximately $352,000 on one ongoing project for which it had outstanding construction loans. Construction on facilities underlying all other construction loans was substantially completed during 1999. The following is a rollforward of the Company's construction loan commitments during 1999:

                                                        Development    Ongoing
                                                         Projects      Projects
                                                        -----------    --------
                                                              (in thousands)
Construction loan commitments, January 1, 1999               -         $ 7,707
Commitments entered into during 1999                         -               -
Commitments funded during 1999                               -          (6,708)
Commitments which expired during 1999                        -            (647)
                                                          -----        -------
Construction loan commitments, December 31, 1999 (a)         -         $   352
                                                          =====        =======
----------
(a) This amount is expected to be funded during 2000 using available cash flow or by borrowing under the Credit Facility.

              Proposed Loan Restructurings and Related Matters

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 1999 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions.

         The Company and the borrowers have extended the maturity date of the five term loans through April 28, 2000 to permit them to negotiate and document a proposed restructuring of the relationships among the parties. The terms of the transaction being contemplated do not indicate that the Company's mortgage loans are impaired at December 31, 1999. Under the proposed restructuring, the Company would acquire the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company would then net lease these properties to subsidiaries of Genesis for an initial lease term of 14 years, with three five-year renewal options. In addition, the maturity date on the loans for Mifflin, Coquina Place, Oaks and Harbor Place would be extended to April 1, 2001.

         As part of the proposed restructuring, the Company also would transfer to Genesis the Company's Phillipsburg skilled nursing facility and certain other assets in exchange for the improvements Genesis is making on the Company's Rittenhouse skilled nursing facility. The existing Rittenhouse lease would be amended to, among other things, increase the annual rent to an amount which equals the sum of the annual rents on the current separate leases for Phillipsburg and Rittenhouse. In addition, the Heritage Woods percentage rent lease would be converted into a minimum rent lease, and the Willowbrook lease would be set permanently as a minimum rent lease. Finally, if Genesis refinances the Oaks, Harbor Place, Coquina and Mifflin loans with a third party and does not receive sufficient loan proceeds to cover the existing loan balances, and once the Credit Facility is fully repaid, the parties would agree that any shortfall would be applied against amounts owed by an Equity Investee of the Company to Genesis under an $8.5 million note given to Genesis as part of the purchase price for interests in seven properties acquired from Genesis in 1998.

         The proposed restructuring is subject to approval by the Boards of the Company, Genesis and Multicare and by each company's principal lenders. No assurance can be given that the proposed restructurings will be completed. See "Business - Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Lenders" and "Business - Risk Factors."

         Investments in the Company's Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-K.

              ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of December 31, 1999, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. ET Capital recorded interest income on the note of $1.0 million during 1999. The borrower made all required interest payments during 1999 in accordance with the terms of the note.

         In September 1999, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida, which is guaranteed by Genesis, notified the borrower that it was in default of the loan due to the borrowers' failure to meet certain financial covenants. In November 1999, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital because of the default in the $40.0 million first trust mortgage loan. Subsequently, the senior lender extended the maturity date of the first mortgage trust loan from September 30, 1999 to March 28, 2000 to permit the AGE Institute of Florida time to obtain refinancing of the loan. A letter agreement dated December 22, 1999 made certain modifications and defined certain rights of the senior lender and ET Capital related to their respective loans to the AGE Institute of Florida. The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan and is seeking a further extension of the loan maturity date from the senior lender.

         In January 2000, the AGE Institute of Florida received a tax determination letter confirming its tax-exempt status. The Company understands from the AGE Institute of Florida that it is continuing to pursue tax-exempt and other financing sources to refinance the first and second trust mortgages. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital. Based on the Company's assessment of the fair value of the facilities securing the underlying loans, the Company believes that ET Capital's $7.8 million second trust loan is not impaired at December 31, 1999.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.6 million at December 31, 1999 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 1999 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.7 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         The Company recorded $1.3 million in interest income for the year ended December 31, 1999 on the notes payable from ET Capital. The Company also recorded income of $236,000 related to the portion of its equity interest in ET Capital's results of operations for the year ended December 31, 1999. See Note 6 of the Company's consolidated financial statements included in this Form 10-K.

              ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. McCreary is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

         As part of the transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss.

         The Company recorded a loss of $2.3 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 1999. ET Sub-Meridian has real estate investments and long-term debt of $106.5 million and $106.9 million, respectively, at December 31, 1999. See Note 6 of the Company's consolidated financial statements included in this Form 10-K. At December 31, 1999, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $2.1 million in interest income on this loan for the year ended December 31, 1999.

              ET Sub-Heritage Andover, LLC
              ET Sub-Vernon Court, LLC
              ET Sub-Cabot Park, LLC
              ET Sub-Cleveland Circle, LLC

         The Company, through four limited liability companies (ET Sub-Heritage Andover, LLC, ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC, and ET Sub-Cleveland Circle, LLC), has member interests in three assisted living facilities and one independent living facility, which it acquired during December 1998 from an unrelated third party. A Genesis Equity Investee leases each of the facilities.

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at December 31, 1999. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's consolidated financial statements at December 31, 1999.

         Three of these limited liability companies have subordinated demand loans in the aggregate amount of $5.1 million with the Company at December 31, 1999, bearing interest at 12% per annum. The Company recorded $381,000 in interest income for the year ended December 31, 1999 in connection with the demand loans, aggregating $3.1 million at December 31, 1999, payable to the Company by the two unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans payable to ET Capital aggregating $4.6 million at December 31, 1999, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded an aggregate loss of $401,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the year ended December 31, 1999. These two entities have real estate investments and aggregate long-term debt of $31.2 million and $30.7 million, respectively, at December 31, 1999. See Note 6 of the Company's consolidated financial statements included in this Form 10-K.

         Right of First Refusal Agreement

         The Company and Genesis have entered into a three-year agreement which expires January 30, 2001, subject to annual renewals thereafter. The agreement provides Genesis with a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by the seller or an affiliate of the seller.

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

         Due, among other things, to a lack of available capital, the Company does not anticipate purchasing any additional facilities under this agreement.

Business Strategy

         The Company's principal business objective is to maximize growth in cash available for distribution and to enhance the value of its portfolio in attempting to maximize total return to shareholders. The Company's business strategies to achieve this are:

         o to invest in a portfolio of healthcare-related properties and mortgages that are;

            -- operated or managed by established operators; and

            -- located in close proximity to complementary healthcare services and facilities;

         o to pursue new investment opportunities through traditional and/or innovative financing techniques; and

         o to provide shareholders the opportunity for increased annual distributions funded by income from new investments or annual increases in rental and interest income from existing assets.

         The Company believes its strategy of investing in facilities that are managed by established operators, such as Genesis, and that are located near other complementary healthcare services and facilities will result in a marketing advantage for operators of its facilities, which may result in higher occupancy rates and revenues. Substantially all of the Company's senior living centers and development projects are located in close proximity to complementary healthcare services and facilities, such as skilled nursing facilities operated by Genesis and other healthcare providers. Genesis intends for residents of assisted living facilities owned by the Company to have access to long-term care at a Genesis managed skilled nursing facility located near the assisted living facility. In addition, complementary healthcare providers, such as Genesis, will be available to provide ancillary services (such as pharmacy, physical therapy, nursing and physician services) needed from time to time by residents of the facilities leased to or managed by Genesis. The Company's ability to grow its business has been adversely impacted in recent periods by the unavailability of capital, which has also affected most, if not all, other publicly traded healthcare REITs. While the Company intends to seek to diversify its investment portfolio by operator, geography, type of healthcare facilities and form of financing, it is currently limited in its ability to do so by a lack of available capital to grow its business. See "Business - Risk Factors."

         The board of trustees may change the Company's business strategy at any time without a vote of shareholders. There can be no assurance that the Company's business objectives will be realized. See "Business - Risk Factors."

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

Transactions with Genesis

         At December 31, 1999, the Company and its Equity Investees had the following investments in real estate properties and loans leased to, managed by or made to Genesis or Genesis Equity Investees:

                                                Genesis (1)                Genesis Equity Investees (2)
                                       -------------------------------    --------------------------------
                                         Number of        Investment        Number of        Investment
                                       Properties(3)       Amount(3)       Properties(3)      Amount(3)
                                       -------------      ----------       -------------     ----------
                                                             (dollars in thousands)
ElderTrust                                  18             $120,432             7              $79,944

ElderTrust Equity Investees (4)              7              106,547             2               31,244

----------
(1) Represents Genesis and its consolidated subsidiaries.

(2) Represents entities in which Genesis accounts for its investment using the equity method of accounting.

(3) Represents investments in or loans on real estate properties, before reductions for accumulated depreciation, owned by the Company or entities in which it accounts for its investment using the equity method of accounting.

(4) Represents entities in which the Company accounts for its investment using the equity method of accounting.

         Below is a description of the loan and lease transactions which comprised the information in the above table.

         Transactions between the Company and Genesis

         At December 31, 1999, the Company leased eight properties to Genesis under percentage and minimum rent leases, each for an initial ten-year period with two five-year renewals. Genesis also leased space under fixed rent leases in three medical office and other buildings. The terms of these leases are for up to five years, subject to renewal. Additionally, Genesis managed one property leased by the Company to an unrelated third party. The Company received lease payments of $7.7 million in 1999 on properties leased to or managed by Genesis.

         Genesis has guaranteed the leases for eight properties that are leased by wholly-owned subsidiaries of Genesis. In the event Genesis assigns one or more of the leases to a non-wholly-owned subsidiary or a third party, Genesis will no longer guarantee the applicable lease. Any such assignment would require the consent of the Company which may not be unreasonably withheld. See "Business
- Risk Factors."

         At December 31, 1999, the Company had four term loans and two construction loans with Genesis. The term and construction loans had original maturities of between two and three years, subject to extension by the borrower for one to four one-year periods, with a weighted average interest rate of 10.0%. The Company recorded interest income on these loans of $3.3 million in 1999. See "Business - Investments - Proposed Loan Restructurings and Related Matters."

         The Company entered into a right of first refusal agreement with Genesis, whereby the Company was granted a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facility which Genesis determines to sell and leaseback. See "Business - Investments - Right of First Refusal Agreement."

         Transactions between the Company and Genesis Equity Investees

         At December 31, 1999, the Company leased six properties to Genesis Equity Investees under minimum rent leases, each for an initial term of ten to twelve years. The Company received lease payments of $7.0 million in 1999 from Genesis Equity Investees.

         At December 31, 1999, the Company had one term loan with a Genesis Equity Investee. The term loan had an original maturity of two years, subject to extension by the borrower for one one-year period, with an interest rate of 9.5%. The Company recorded interest income on this loan of $412,000 in 1999. See "Business - Investments - Proposed Loan Restructurings and Related Matters."

         Transactions between the Company's Equity Investees and Genesis

         At December 31, 1999, ET Sub-Meridian, an Equity Investee of the Company, subleased seven properties to Genesis under minimum rent leases, each for an initial ten-year period with a ten-year renewal option. ET Sub-Meridian received sublease payments of $9.8 million in 1999 from Genesis. See "Business - Investments - Investments in the Company's Equity Investees."

         Transactions between the Company's Equity Investees and Genesis Equity Investees

         At December 31, 1999, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, Equity Investees of the Company, each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC received aggregate lease payments of $3.0 million in 1999 from Genesis Equity Investees. See "Business - Investments - Investments in the Company's Equity Investees."

Reimbursement

         Health Care Reform

         The healthcare industry is subject to extensive federal, state and local regulation. The Company is affected by government regulation of the healthcare industry in that the Company receives rent and debt payments from lessees and borrowers and the Company's additional rents are generally based on its lessees' gross revenue from operations. The underlying value of certain of the Company's facilities depends on the revenue and profit that a facility is able to generate. Aggressive efforts by health insurers and governmental agencies to limit the cost of healthcare services and to reduce utilization of hospital and other healthcare facilities may further reduce revenues or slow revenue growth from these healthcare facilities and shift or reduce utilization.

         In recent years, a number of laws have been enacted that have effected major changes in the healthcare system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, sought to achieve a balanced federal budget by, among other things, significantly reducing federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("Refinement Act"), signed into law in November 1999, made certain amendments to the Medicare reimbursement reductions resulting from the Balanced Budget Act. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in these systems. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payers, any of which could materially adversely impact the Company's lessees and borrowers.

         Medicare and Medicaid Reimbursement

         The Company's lessees and borrowers who operate skilled nursing facilities are reimbursed by the Medicare and Medicaid programs for their products and services. Legislative changes have reduced reimbursement payments under these programs, which has resulted in lower lease coverage ratios on the skilled nursing facilities leased by the Company to its tenants. Also, the Company's lessees and borrowers may experience increases in time periods between submission of Medicare and Medicaid program claims and receipt of payments due to increased regulatory action and governmental budgetary constraints. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to the Company's lessees or borrowers. See "Business - Risk Factors."

         Impact of Balanced Budget Act and Medicare Balanced Budget Refinement
         Act

         The Balanced Budget Act mandated establishment of PPS for Medicare skilled nursing facilities under which such facilities are paid a federal per diem rate for most covered nursing facility services. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates were initially based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate, which resulted in significantly reduced reimbursement rates for many operators of skilled nursing facilities, including Genesis and Multicare. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate is used without regard to historic reimbursement levels.

         The Refinement Act addresses certain reductions in Medicare reimbursement resulting from the Balanced Budget Act. Under the Refinement Act, the federal per diem rate established under PPS will be increased by 20% for 15 categories of Medicare patients in skilled nursing facilities starting April 1, 2000 and continuing until the later of October 1, 2000 or changes to PPS are made to better account for patients in such categories. The federal rates for all categories will be increased by 4% in fiscal years 2001 and 2002. For cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may elect to receive Medicare payments based 100% on the federal per diem rate rather than partially on a federal per diem rate and partially on a pre-PPS facility specific rate. Certain services (such as prostheses and chemotherapy drugs) for skilled nursing facility patients will be paid by

Medicare in addition to the PPS per diem amounts starting April 1, 2000. The caps on rehabilitation therapy services required by the Balanced Budget Act will be suspended for 2000 and 2001.

         At the state level, the Balanced Budget Act also repealed rules which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications.

         The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to ensure appropriate payments are being received.

         PPS has negatively impacted many operators in the skilled nursing industry, including Genesis and Multicare. There can be no assurances that the Company's lessees or borrowers will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, the Refinement Act or by future changes in regulations or interpretations of such regulations. See "Business - Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Lenders," "Business - Government Regulation" and "Business - Risk Factors."

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

         Although not currently regulated at the federal level (except under laws of general applicability to businesses, such as work place safety and income tax requirements), assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and limited nursing services; monitoring of wellness; physical plant inspections; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice. In several states, assisted living facilities also require a certificate of need before the facility can be opened or expanded or before it can reduce its resident capacity or make other significant capital expenditures. Some of the Company's properties are licensed to provide independent living services, which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspection by government authorities.

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

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Programs' anti-kickback law, which govern certain financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients (including Medicare and Medicaid) or the purchasing, leasing, ordering (or arranging for or recommending the purchase, lease or order) of any goods, facilities, services or items for which payment can be made under a Federal Health Care Program. A violation of the Federal anti-kickback law or any other anti-remuneration law could result in the loss of eligibility to participate in Medicare or Medicaid, or in civil or criminal penalties. The potential for issues to arise under this law may be increased under a provision of the Balanced Budget Act which, as currently implemented, requires skilled nursing facilities to purchase and bill for services of ancillary care providers treating some of their Medicare residents.

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities, and recently issued a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas may come under closer scrutiny by the government. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of the Company's lessees or borrowers. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees or borrowers to meet their financial obligations to the Company.

Taxation

         General

         A corporation, trust or association meeting certain requirements may elect to be treated as a REIT for federal income tax purposes. The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 to 860, inclusive, of the Tax Code. To qualify as a REIT, the Company must satisfy a variety of complex organizational and operating requirements each year, including share ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income. The Company intends to operate in such manner as to continue qualifying as a REIT for federal income tax purposes for the year ended December 31, 1999 and in future periods, but no assurance can be given that the Company will continue to operate in such a manner so as to qualify or remain qualified as a REIT.

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

         To qualify as a REIT, the Company is required to distribute dividends, other than capital gain dividends, to its shareholders in an amount at least equal to (1) the sum of (a) 95% (90% for taxable years beginning after December 31, 2000) of the Company's REIT taxable income, computed without regard to the dividends paid deduction and its net capital gain, and (b) 95% (90% for taxable years beginning after December 31, 2000) of the net income, after tax, from foreclosure property, minus (2) the sum of specific items of non-cash income. REIT taxable income is the taxable income of the REIT subject to adjustments, including a deduction for dividends paid. The Company will be taxed at regular ordinary and capital gain corporate rates on any undistributed REIT taxable income. The Company may elect to treat any undistributed net capital gains as having been distributed to the shareholders and will be included by them in income as long-term capital gain. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference the capital gain income and the tax credit allocated to them. Under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

         The Company may elect to treat any real property it acquires by foreclosure as foreclosure property if certain conditions are satisfied. Income from foreclosure property is subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests. With a valid election, the Company is permitted to directly own such property until the end of the third taxable year after the year of acquisition so long as the independent contractor (which would not include Genesis or its affiliates) operates the property within 90 days after the property is acquired. For taxable years beginning after December 31, 2000, a tenant of the Company may qualify as an independent contractor for the foreclosure property rules if the property that is leased to the independent contractor was under lease to the independent contractor or a third party at the time that the Company acquired the foreclosure property. If the property had been under lease to a third party, then the tenant could qualify as an independent contractor only if under the subsequent lease of the property, the Company receives a substantial or lesser benefit in comparison to the prior lease.

         If the Company should fail to distribute during each calendar year at least the sum of (a) 95% (90% for taxable years beginning after December 31,

2000) of its REIT ordinary income for such year, (b) 95% (90% for taxable years beginning after December 31, 2000) of its REIT capital gain net income for such year and (c) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If the Company should fail to satisfy the 75% gross income test or the 95% gross income test, but has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which the Company fails the 75% or 95% (or, for taxable years beginning after December 31, 2000, 90%) test multiplied by (b) a fraction intended to reflect the Company's profitability.

         Failure To Qualify as a REIT

         While the Company intends to operate so as to qualify as a real estate investment trust under the Tax Code, if in any taxable year the Company fails to qualify, and certain relief provisions do not apply, its taxable income would be subject to tax (including alternative minimum tax) at regular corporate rates. If that occurred, the Company might have to dispose of a significant amount of its assets or incur a significant amount of debt in order to pay the resulting federal income tax. Further distributions to its shareholders would not be deductible by the Company nor would they be required to be made.

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

         The foregoing is only a summary of some of the significant federal income tax considerations affecting the Company and is qualified in its entirety by reference to the applicable provisions of the Tax Code, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof. Shareholders of the Company are urged to consult their own tax advisors as to the effects of these rules and regulations on them. In particular, foreign shareholders should consult with their tax advisors concerning the tax consequences of ownership of shares in the Company, including the possibility that distributions with respect to the shares will be subject to federal income tax withholding.

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

Employees

         As of December 31, 1999, the Company employed six full-time employees.

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

         We rely to a substantial degree upon contractual obligations in the form of leases and loans with subsidiaries of Genesis and other entities in which Genesis has an equity ownership interest as our majority source of revenues and for our ability to meet our corporate obligations

         Approximately 70% of our consolidated assets at December 31, 1999 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or Genesis Equity Investees, under agreements as manager, tenant or borrower. We recorded revenues in connection with these leases and borrowings aggregating $18.4 million in 1999. In addition, our Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees; and

         o the ability of these entities to successfully complete the development projects securing construction loans made by the Company to these entities.

         On March 21, 2000, Genesis and Multicare announced the beginning of debt restructuring discussions with their senior lenders with the intention of revising their respective capital structures. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Both Genesis and Multicare announced their intention not to make interest and principal payments on senior debt and have been prohibited by their senior lenders from making any scheduled interest payments on their publicly traded subordinated debt while discussions were ongoing. Each company cited their inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis and Multicare a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and financial condition which has stemmed from the impact of PPS for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for both companies remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis and Multicare.

         We have no control over Genesis or Multicare and can make no assurance that either of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made by us to them. Any failure by Genesis or Multicare to continue making payments to us could have a significant adverse effect on our financial condition, results of operations and cash available for distribution, could adversely affect our ability to maintain distributions at current levels or at all and could adversely affect our ability to meet our own debt obligations.

         Any Failure by Genesis or Multicare to Continue to Make Lease and Loan Payments to Us Could Have a Significant Adverse Effect on Our Cash Flow and Could Adversely Affect Our Ability To Make Distributions to Shareholders

         At any time, a tenant of our properties or a borrower may seek the protection of bankruptcy laws, which could result in rejection and termination of the unexpired term of such tenant's lease or effectively limit our recovery of such borrower's debt to the value of the property securing the borrower's loan, and thereby cause a reduction in our cash flow available for distribution. In a bankruptcy, distributions on account of damages caused by lease rejections or of deficiencies after collateral liquidation are usually protracted and not likely to amount to payment in full. No assurance can be given that tenants or borrowers will not file for bankruptcy protection or, if any tenants file, that they will assume their leases and continue to make rental payments in a timely manner. If tenant leases are not assumed following bankruptcy, our income and cash available for distribution may be adversely affected. Any failure by Genesis or Multicare to continue to make lease and loan payments to us, whether as a result of a bankruptcy filing or otherwise, could have a significant adverse effect on our financial condition, results of operations and cash available for distribution, could adversely affect our ability to maintain distributions to shareholders at current levels or at all and could adversely affect our ability to meet our own debt obligations.

         We must pay-off our existing credit facility by June 30, 2001 or obtain replacement financing

         On January 3, 2000, the term of our Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At December 31, 1999, we had $39.7 million outstanding under the Credit Facility, which is secured by substantially all of our assets not otherwise pledged to other mortgagees.

         The Credit Facility currently matures on June 30, 2001. If we are unable to pay-off or obtain replacement financing by June 30, 2001, or are unable to negotiate a further extension of the current credit facility at that time, or for any reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on our ability to continue our operations and meet our obligations, including payment of quarterly shareholder distributions. If we are unable to raise additional capital through equity financing, or are unable to increase our borrowing capacity, we may be limited in our ability to fully fund our long-term capital needs.

         To qualify as a REIT, we must distribute at least 95% (90% for taxable years beginning after December 31, 2000) of our net taxable income, excluding any net capital gain. If we are unable to make required shareholder distributions, then we may be unable to qualify as a REIT and would be subject to federal income taxes.

         Replacement financing may have significantly greater interest costs and could affect our ability to maintain distributions at current levels

         If we are unable to pay-off our existing credit facility by June 30, 2001, we will need to find replacement financing or negotiate a further extension of the current credit facility at that time. The interest rate on any new debt may be significantly higher than the interest rate on our existing credit facility with Deutsche Bank. Additionally, we may be required to pay significant financing fees in the future in connection with replacement financing or negotiating a further extension with Deutsche Bank. An increased interest rate or significant financing fees would reduce our cash flow and affect our ability to maintain distributions to our shareholders at current levels. We can give no assurance that we will be able to obtain replacement financing on acceptable terms or at all, or that, if obtained, we will be able to maintain distributions to our common shareholders at current levels, if at all.

         Rising interest rates could adversely affect our cash flow because of variable rate debt and could affect our ability to maintain distributions at current levels

         At December 31, 1999, we had $39.7 million of variable rate indebtedness outstanding under our existing credit facility, with an interest rate of one-month LIBOR plus 275 basis points (9.25% at December 31, 1999). Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. In addition, we have variable rate mortgages of $30 million at December 31, 1999, with an interest rate of one-month LIBOR plus 300 basis points (9.50% at December 31, 1999). Also, we may borrow additional money with variable interest rates in the future. We would expect significant increases in interest rates to result in significant increases in interest expense, which could adversely affect cash flow and our ability to meet our obligations and make distributions to shareholders at current levels, if at all.

         Our degree of leverage could limit our ability to obtain additional financing and adversely affect our cash flow

         As of December 31, 1999, our debt to book capitalization ratio, which we calculate as total debt as a percentage of total debt plus the book equity attributed to our outstanding common shares and outstanding partnership units, was approximately 57.3%. We do not have a stated policy limiting the amount of debt that we may incur. If we increase our leverage it could pose risks to our shareholders, including that:

         o our debt service may increase, which could adversely affect our cash flow and, consequently, the amount available for distribution to our shareholders;

         o  the risk that we will default on our indebtedness may increase; and

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

         Our ability to grow may be significantly limited until the capital and credit markets improve

         During 1999, the stock prices of publicly traded equity real estate investment trusts fell on average by 4.6%, according to industry data published by NAREIT. The stock prices of publicly traded healthcare equity real estate investment trusts fell on average by 24.8% according to NAREIT and our stock price fell by 47.3% during this period. This share price decline, combined with the reduction in Medicare reimbursement levels during and after 1998, also has resulted in a significant curtailment of banks' willingness to extend loans secured by healthcare-related real estate, and has raised concerns about the ability of some less well capitalized nursing home operators to continue their operations. During 1999, four publicly-traded nursing home companies filed for protection under the bankruptcy laws due, in part, to reductions in Medicare reimbursement rates. All of these factors have adversely affected our ability to access the capital and credit markets. Because we rely on these markets to fund our growth, our ability to grow will be significantly limited until such time as the capital and credit markets improve.

         We depend upon external sources of capital

         To qualify as a REIT, we must distribute to our shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund future capital needs, including those for acquisitions, from income from operations. We, therefore, rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of security holders' interests, and additional debt financing may substantially increase our leverage.

         Operators of our skilled nursing facilities rely on government and other third party reimbursement to make lease and loan payments to us

         A significant portion of the revenues derived from the eight skilled nursing facilities owned by us is attributable to government reimbursement under Medicare and Medicaid operators.

         During 1998, Medicare reimbursements payable to nursing home operators were significantly reduced due to the implementation of a new reimbursement methodology for nursing care, ancillary services and capital costs which is being phased-in over a three year period. Medicare now reimburses nursing home operators at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This change in the Medicare reimbursement methodology adversely affected the revenues of many nursing homes.

Assisted living services currently are not generally reimbursable under government reimbursement programs, such as Medicare and Medicaid.

         Although lease and loan payments to us are not directly linked to the level of government reimbursement, to the extent that changes in these programs have a material adverse effect on the revenues derived from the skilled nursing facilities owned by us or that secure mortgages and loans to us, these changes could have a material adverse impact on the ability of the lessees or borrowers of the skilled nursing facilities that we own or receive debt payments from to make lease and loan payments to us. Healthcare facilities also have experienced increasing pressures from private payers attempting to control healthcare costs that in some instances have reduced reimbursement to levels approaching that of government payers. We can make no assurance that future actions by governmental or other third party payers will not result in further reductions in reimbursement levels, or that future reimbursements from any payer will be sufficient to cover the costs of the facilities' operations. If reimbursement levels do not cover lease or loan payments, the possibility exists that one or more of our lessees or borrowers could default on their leases or loans to us.

         Genesis is not obligated to guarantee leases of its wholly-owned subsidiaries if Genesis assigns one or more of these leases to a non-wholly-owned subsidiary or to a third party

         Genesis currently guarantees the lease obligations of its wholly-owned subsidiaries. Under these leases, any assignment of these leases would require our consent, which we may not unreasonably withhold. If Genesis assigns one or more of the leases to a non-wholly-owned subsidiary or a third party, Genesis would no longer be obligated to guarantee the applicable leases. While we would evaluate the creditworthiness of any assignee in determining whether to provide our consent, any transferee could be less creditworthy than Genesis.

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

         o  We have:

            --a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback, other than sale/leaseback transactions with commercial banking institutions;

            --a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and

            --a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities owned by Genesis as of January 30, 1998.

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

         Because Michael Walker serves as chairman and chief executive officer of Genesis and chairman of ElderTrust, he has a conflict of interest in matters involving Genesis and ElderTrust

         Michael R. Walker, ElderTrust's chairman of the board, is chairman of the board and chief executive officer of Genesis. At December 31, 1999, Mr. Walker beneficially owned approximately 2.7% of the common shares of Genesis and approximately 7.4% of the common shares of ElderTrust. Because he serves as chairman of both Genesis and ElderTrust, Mr. Walker has a conflict of interest with respect to ElderTrust enforcing:

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

         Holders of units of limited partnership interest in the Operating Partnership have different interests than shareholders and may exercise their voting rights in the Operating Partnership in a manner that conflicts with the interests of shareholders

         As the sole general partner of the Operating Partnership, we have fiduciary obligations to the other limited partners in the Operating Partnership, the discharge of which may conflict with the interests of our shareholders. In addition, those persons holding beneficial interests in units of limited partnership interest in the Operating Partnership, including Messrs. Walker and D. Lee McCreary, Jr., have the right, as limited partners, to vote on amendments to the partnership agreement of the operating partnership, most of which require approval by a majority in interest of the limited partners, including ElderTrust, and such individuals may exercise their voting rights in a manner that conflicts with the interests of our shareholders.

         Additionally, if we prepay or refinance debt securing some of our properties or sell properties, Mr. Walker and other holders of units of limited partnership interest in the operating partnership, may incur adverse tax consequences which are different from the tax consequences to us and our shareholders. Consequently, persons holding directly or indirectly units of limited partnership interest, including Mr. Walker, may have different objectives regarding the appropriate timing of such actions. While we have the exclusive authority as general partner under the partnership agreement to determine whether, when and on what terms to prepay or refinance debt or to sell a property, any of these actions would require the approval of our board of trustees. As a trustee of ElderTrust, Mr. Walker has substantial influence with respect to any of these actions, and could exercise his influence in a manner inconsistent with the interests of some, or a majority, of ElderTrust's shareholders.

         We depend on our key personnel whose continued service is not guaranteed

         We depend on the efforts of our executive officer, Mr. McCreary. The loss of his services could have a significant adverse effect on our operations. While we believe that the employment agreement we have with Mr. McCreary provides us with some protection, it does not guarantee Mr. McCreary's continued employment.

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

         o certification for participation under the Federal Health Care Program, including Medicare and Medicaid; and

         o  ability to participate in other third party payment programs.

         In addition, many states have adopted certificate of need or similar laws which generally require that the appropriate state agency approve acquisitions of skilled nursing facilities and determine that a need exists for certain bed additions, new services, capital expenditures or other changes.

         The failure to obtain or maintain any required regulatory approvals or licenses could prevent an operator of one or more of our facilities from offering services or adversely affect its ability to receive reimbursement for services. It also could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from a Federal Health Care Program, restrictions on the ability to expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. Federal law also imposes civil and criminal penalties for submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that our lessees or borrowers will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or of state licensing authorities. Nor can there be any assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of our lessees or borrowers to make their rental or loan payments to us.

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

         In several states, assisted living facilities also require a certificate of need before the facility can be opened, expand or reduce its resident capacity or make significant capital expenditures. Several of our properties are licensed to provide independent living services, which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspection by government authorities. In most states, assisted living facilities, as well as skilled nursing and other healthcare facilities, also are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by our lessees or borrowers to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in opening or expanding a facility. Any failure by our lessees or borrowers to comply with these requirements could have a material adverse effect on their ability to make loan or lease payments to us.

         Operators of our facilities also must comply with federal and state anti-remuneration laws

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Program anti-kickback law. These laws govern financial arrangements among healthcare providers and others that may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients or for purchasing, leasing, ordering

(or arranging for or recommending the purchase, lease or order) of any goods, facilities, services or items for which payment can be made under a Federal Health Care Program. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities, and recently issued a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas have come under closer scrutiny by the government. Further, some states restrict certain business corporations from providing, or holding themselves out as a provider of, medical care. Sanctions for violation of any of these laws can include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of our lessees. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees or borrowers to meet their financial obligations to the Company.

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

         Because we have made construction loans, we are subject to development and lease-up risks

         We have made construction loans. Lending on development projects is generally considered to involve greater risks than the purchase and leaseback of operating properties. The risks associated with lending on development projects include that:

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

         In addition, construction-lending activities typically require substantial time and attention from our management.

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

         The revenues derived by us from percentage rent leases depend to a greater extent on the operator's ability to operate the properties subject to these leases successfully due the absence of minimum rent provisions

         We lease two assisted living facilities and one independent living facility under percentage rent leases, which do not require the payment of minimum rent. The revenues derived by us under these percentage rent leases, therefore, depends to a greater extent upon the ability of these operators to operate the properties subject to these leases successfully because of the absence of minimum rent requirements.

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

         New acquisitions may fail to perform as expected

         Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to acquire assisted and independent living facilities, skilled nursing facilities and medical office and other buildings and to provide construction loans. Newly acquired properties and loans we make may fail to perform as expected, which could adversely affect our earnings and distributions to our shareholders.

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

         Our failure to comply with tax-exempt bond requirements for our Highgate and Woodbridge facilities could result in termination of the tax-exempt status or acceleration of the bonds

         Our indebtedness at December 31, 1999 includes approximately $20.2 million of tax-exempt bonds used to finance our Highgate and Woodbridge assisted living facilities. The bonds are subject to various requirements under the Internal Revenue Code. In addition, the bonds impose requirements on the operation of the facilities, including a requirement that at least 20% of the rental units in the facilities are occupied by tenants whose adjusted gross family income does not exceed 50% of the median gross income for the relevant geographic area. If our lessees do not comply with these requirements, the tax-exempt status of the bonds could be terminated or the bonds could be accelerated. In the event of default under the bonds used to finance the Highgate and Woodbridge facilities, our interest in the relevant property would be subordinate to the interests of the bondholder.

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

         We also are subject to Maryland Business Combination Statute

         Provisions of Maryland law prohibit specified "business combinations" between a Maryland real estate investment trust and any person or entity who beneficially owns ten percent or more of the voting power of its outstanding shares, or any affiliate of the ten percent owner, for five years. Thereafter, the business combination must be approved by (a) 80% of the outstanding voting shares and (b) two-thirds of the outstanding voting shares, other than shares held by the ten percent owner, unless specified statutory conditions are met. A business combination that is approved any time before the ten-percent owner acquires his or her shares is not subject to these special voting requirements. We have not "opted out" of these provisions and, accordingly, we are subject to them.

         Our failure to qualify as a REIT would cause us to be taxed as a corporation

         We believe that we were organized and operated in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1998. We can give no assurance that we will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay distributions to shareholders aggregating annually at least 95% (90% for taxable years beginning after December 31, 2000) of our REIT taxable income, excluding capital gains and certain non-cash income. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds its assets in partnership form. We can make no assurances that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT.

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

         We have a share ownership limit primarily for REIT tax purposes

         To qualify and maintain qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals. In addition, neither Genesis nor any person who constructively owns 10% or more of the outstanding shares of Genesis or any other tenant may own actually or constructively 10% or more, in value or voting rights, of our outstanding shares of beneficial interest. Primarily to facilitate compliance with these requirements, our declaration of trust prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code of 1986, as amended, by any single shareholder of more than 8.6% of the issued and outstanding common shares and generally prohibits the ownership, directly or by virtue of these attribution rules, by any single shareholder or more than 9.9% of any class or series of preferred shares of beneficial interest. We refer to this as the "ownership limit." The federal tax laws include complex share ownership rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares of a number of related shareholders. Absent any such exemption or waiver by the board of trustees, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares.

         Special considerations apply to us because of the nature of our assets

         The manner in which we derive income from the assisted and independent living facilities and skilled nursing facilities we own is governed by special considerations in satisfying the requirements for REIT qualification. Because we would not qualify as a REIT if we directly operated an assisted or independent living facility, or a skilled nursing facility, we lease such facilities to a healthcare provider, such as subsidiaries of Genesis, which operate the facilities. It is essential to our qualification as a REIT that these arrangements be respected as leases for federal income tax purposes and that the lessees, including the subsidiaries of Genesis that lease properties from us, not be regarded as "related parties" of us or our operating partnership, as determined under the applicable provisions of the Internal Revenue Code.

         In the event the leases expire and are not renewed, we will have to find a new lessee that is not related to us to lease and operate the properties in order to continue to qualify as a REIT. For taxable years beginning after December 31, 2000, we would be able to elect to treat property acquired as a result of an expired lease as foreclosure property if certain conditions are satisfied. With a valid election, we would be permitted to directly own such property until the end of the second taxable year after the lease termination but only if an independent contractor operates the property within 90 days after the lease is terminated. The income from the foreclosure property would be subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests.

         In the event of a default on either a lease of, or a mortgage secured by, an assisted or independent living facility or skilled nursing facility, to maintain our REIT qualification, we would have to either immediately lease the property to a lessee that is not related to us, or make a foreclosure election and engage a new healthcare provider, which for our 2000 taxable year could not include Genesis or its subsidiaries or Senior Life Choice, another existing tenant, to operate the facility after we take possession of the facility. Although with a valid election, we would be permitted to operate the facility for 90 days after taking possession of the facility pursuant to applicable U.S. Treasury regulations without jeopardizing our REIT status, the fact that the facility licenses are held by lessees or borrowers may preclude us from doing so under applicable healthcare regulatory requirements. The REIT requirements and applicable healthcare regulatory requirements could deter us from exercising our remedies in the event of a default even though such exercise otherwise would be in our best interests.

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

         Shares available for future sale could adversely affect the market price of our publicly traded securities

         We have 513,475 units of limited partnership interest in our operating partnership which are owned by minority interests. These units are redeemable by the holder for cash or, at our election, common shares. In addition, we have reserved a total of 779,340 common shares for issuance pursuant to our 1998 share option and incentive plan, of which 134,010 are subject to exercisable share options as of December 31, 1999. We cannot predict the effect that future sales of any of these common shares, or the perception that such sales could occur, will have on the market prices of our outstanding common shares.

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

         Independent environmental consultants have conducted or updated environmental assessments at the properties in which we have an interest. These assessments included a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property by property basis, these consultants conducted additional testing, including sampling for: asbestos, lead in drinking water, soil contamination where underground storage tanks are or were located or where other past site usage creates a potential for site impact and for contamination in groundwater.

         These environmental assessments have not revealed any environmental liabilities at the properties that we believe would have a material adverse effect on our business, financial condition, revenues or earnings. Asbestos is present at some of our buildings. The environmental consultants have not recommended removal or encapsulation of the asbestos, except in connection with the construction, remodeling, renovation or demolition of a building. For some of our properties, the environmental assessments also note potential offsite sources of contamination such as underground storage tanks. Additionally, for some of our properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks, and in these cases, documented underground storage tanks subject to regulatory requirements were either removed, replaced or otherwise brought into compliance.

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

ITEM 2.  PROPERTIES

         The Company's headquarters are currently located at 101 East State Street, Suite 100, Kennett Square, PA 19348. The Company leases its corporate office space from Genesis under an operating lease, which expires on April 30, 2001. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. As of December 31, 1999, the Company had no other material lease commitments as lessee.

         The following table sets forth certain information comprising the Company's investments in owned real estate property as of December 31, 1999.

                                                       Number of                              Annualized
              Property                   State          Beds (3)        Investment (4)     Rental Income (5)
-------------------------------------   ---------   ---------------    ----------------   -------------------
Assisted Living Facilities:                                              (dollar amounts in thousands)
    Heritage Woods *                 (1)   MA              126            $ 12,492              $ 1,053
    Willowbrook *                    (1)   PA               56               6,465                  648
    Riverview Ridge                  (1)   PA              105               6,593                  677
    Highgate at Paoli Pointe         (1)   PA               82              13,245                1,210
    The Woodbridge                         PA               90              14,116                1,280
    Heritage at North Andover        (1)   MA               97              12,126                1,148
    Heritage at Vernon Court         (1)   MA              115              18,823                1,702
                                                         -----            --------              -------
       Total Assisted Living                               671              83,860                7,718
                                                         -----            --------              -------

Independent Living Facilities:
    Pleasant View                    (1)   NH               72               4,164                  485
                                                         -----            --------              -------
       Total Independent Living                             72               4,164                  485
                                                         -----            --------              -------

Skilled Nursing Facilities:
    Rittenhouse CC *                 (1)   PA              119               9,806                  802
    Lopatcong CC                     (1)   NJ              153              15,148                1,259
    Phillipsburg CC                  (1)   NJ               94               6,799                  572
    Wayne NRC                        (2)   PA              118               8,459                  806
    Belvedere NRC                    (1)   PA              147              12,193                1,107
    Chapel NRC                       (1)   PA              240              12,661                1,176
    Harston Hall NCH                 (1)   PA              196               8,080                  832
    Pennsburg Manor NRC              (1)   PA              120              11,233                1,118
                                                         -----            --------              -------
       Total Skilled Nursing                             1,187              84,379                7,672
                                                         -----            --------              -------

Medical Office and Other Buildings:
    Professional Office Building I         PA                                4,566                  941
    DCMH Medical Office Building           PA                                8,291                1,531
    Salisbury Medical Office Bldg.   (1)   MD                                1,361                  164
    Windsor Office Building *        (1)   CT                                  328                   81
    Windsor Clinic/Trg. Facility *   (1)   CT                                1,481                  117
    Lacey Branch Office Building           NJ                                  625                   57
                                                                          --------              -------
       Total Medical Office and Other                                       16,652                2,891
                                                                          --------              -------
         Total of Owned Properties                       1,930            $189,055              $18,766
                                                         ======           =========             =======

------------------
* Represent properties included in the Company's borrowing base for the Credit Facility and pledged as collateral.

(1) Represent properties that are leased to and managed by Genesis or Genesis Equity Investees. See "Business - Transactions with Genesis."

(2) Represents property managed by Genesis but leased by an unrelated third party. See "Business - Transactions with Genesis."

(3) Based upon the number of private and semi-private beds in service at December 31, 1999.

(4) Includes investments in real estate properties and loans on real estate properties aggregating $181.9 million, before reductions for accumulated depreciation, and includes credit enhancements on three owned properties, which aggregated $7.2 million. Credit enhancements include bond and operating reserve funds aggregating $3.8 million, security deposits of $1.8 million, letters of credit aggregating $1.0 million and mortgage escrow accounts of $0.6 million.

(5) Reflects contract rate of annual base rent under fixed and minimum rent leases and estimated rent under percentage rent leases assuming rental income for these properties consistent with 1999.

         The Company holds a fee interest in each of its properties except for the land underlying the Windsor Clinic and Training Facility, the Professional Office Building I and the DCMH Medical Office Building (in which the Company owns a condominium unit), which are leasehold interests subject to long-term ground leases from Genesis and other unaffiliated companies.

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, are leased principally to healthcare providers pursuant to long-term triple net leases. The leases generally have fixed terms of 5 to 12 years and contain multiple five to ten-year renewal options. These properties are leased principally under percentage and minimum rent leases. These lessees are required to insure, repair, rebuild and maintain the leased properties. The leases with tenants in the medical office and other buildings are generally fixed rent leases, which provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period. Some of the lessees are required to insure, repair, rebuild and maintain the leased properties. See "Business - Investments - Owned Property - Operating Leases." The Company believes that its leased properties are adequately insured under insurance policies maintained by the lessees.

         The above properties are encumbered by mortgage loans and bonds aggregating $109.0 million at December 31, 1999, bearing interest at a weighted average rate of 8.4%. These mortgage loans mature from December 2002 through September 2025. See Note 8 to the Company's Consolidated Financial Statements included in this Form 10-K. Additionally, five of the Company's properties, not already subject to mortgage loans, are included in the borrowing base for the Credit Facility and are pledged as collateral for outstanding borrowings. See Note 7 to the Company's consolidated financial statements included in this Form 10-K.

         The following table sets forth certain information regarding the Company's term and construction loans on real estate property investments as of December 31, 1999.

                                                      Number of                             Interest Rate
    Term and Construction Loans           State        Beds (3)        Investment (4)        on Loans (4)
-------------------------------------    ---------  ---------------    ----------------   -------------------
                                                                         (dollars in
                                                                          thousands)
             Term Loans
-------------------------------------
Assisted Living Facilities:
    Harbor Place *                   (1)    FL            92              $ 4,828                 9.5%
    Mifflin *                        (1)    PA            67                5,164                 9.5
    Coquina Place *                  (1)    FL            60                4,577                 9.5
    Lehigh *                         (1)    PA            70                6,665                10.5
    Berkshire *                      (1)    PA            64                6,167                10.5
                                                         ----             --------
       Total Assisted Living                             353               27,401
                                                         ----             --------
         Total Term Loans                                353               27,401
                                                         ----             --------

         Construction Loans
-------------------------------------
Assisted Living Facilities:
    Oaks *                           (1)    PA            52                5,033                 9.0
    Montchanin *                     (2)    DE            92                9,496                10.5
    Sanatoga *                       (1)    PA            70                6,716                10.5
                                                         ----             --------
       Total Assisted Living                             214               21,245
                                                         ----             --------
         Total Construction Loans                        214               21,245
                                                         ----             --------
           Total Term and Construction Loans             567              $48,646
                                                         ====             ========

----------------
* Represent loans included in the Company's borrowing base for the Credit Facility and pledged as collateral.

(1) Represent properties that are managed by Genesis or Genesis Equity Investees. See "Business - Investments - Proposed Loan Restructurings and Related Matters."

(2) The Company has the option to purchase and leaseback this facility to the borrower for $13.0 million upon maturity of the loan. See "Business
         - Investments - Investment Portfolio - Term and Construction Loans." The Company may be limited in its ability to fund any exercise of this option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(3) Based upon the number of private and semi-private beds in service at December 31, 1999.

(4) Represents principal balance and related rate of interest at December 31, 1999. See Note 3 to the Company's consolidated financial statements included in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The following table sets forth, from January 27, 1998, the date the Company's common shares began trading, through the periods indicated, the high and low sales prices of the Company's common stock on the New York Stock Exchange and the distributions paid per share. There were 91 shareholders of record of the Company's common shares as of February 29, 2000. The number of shareholders of record does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." Management believes there are in excess of 4,000 beneficial shareholders of the Company's common shares.

                                                Distributions Per
           Quarter ended      High      Low          Share
        ------------------   ------   ------    -----------------

        March 31, 1998 (1)   $19.50   $17.38              -
        June 30, 1998         18.00    14.88         $0.243
        September 30, 1998    17.75    11.63          0.365
        December 31, 1998     14.50     9.25          0.365
        March 31, 1999        11.63     7.75          0.365
        June 30, 1999         10.38     8.44          0.365
        September 30, 1999    10.06     7.13          0.365
        December 31, 1999      7.63     5.44          0.365(2)
        ----------
     (1) Represents the period from January 27, 1998 through March 31, 1998.
     (2) Effective with the quarterly distribution paid in February 2000, the quarterly distribution was reduced from $0.365 per share to $0.30 per share.

         In order to qualify as a REIT for Federal income tax purposes, the Tax Code generally requires that a REIT distribute annually at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income to its shareholders. for See "Business - Taxation." The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT and intends to continue qualifying as a REIT for the year ended December 31, 1999 and in future periods. Accordingly, the Company expects to continue to make required distributions to its shareholders. The amount and timing of future distributions, however, will depend upon various factors, including the Company's cash available for distribution and limitations or restrictions under the Credit Facility on payment of dividends. See "Business - Genesis and Multicare Announce Commencement of Debt Restructuring Discussions with their Senior Leaders," "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Distributions by the Company are at the discretion of the board of trustees. There can be no assurance that distributions will continue to be made at current levels.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the year ended December 31, 1999 and for the period from January 30, 1998 through December 31, 1998, and as of December 31, 1999 and 1998, is derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements and related notes, and other financial information included in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 1999                        1998
                                                               --------                     -------
                                                              (in thousands, except per share data)
    Operating Data:
        Revenues                                               $ 28,141                     $21,233
        Expenses:
           Property expenses                                      1,124                         975
           Interest expense                                      13,136                       6,256
           Depreciation                                           5,788                       4,460
           General and administrative, separation
             agreement and start-up expenses                      5,412                       4,648
                                                               --------                     --------
                 Total expenses                                  25,460                      16,339
                                                               --------                     --------
        Equity in losses of unconsolidated entities, net         (2,482)                       (648)
        Minority interest                                           (19)                       (273)
                                                               --------                     --------
        Net income before extraordinary item                        180                       3,973
        Extraordinary item, net of minority interest             (1,210)                          -
                                                               --------                     --------
        Net income (loss)                                       ($1,030)                    $ 3,973
                                                               ========                     ========

    Per share information:
        Basic and diluted net income per share before
             extraordinary item                                   $0.03                     $  0.54
                                                               ========                     =========
        Basic and diluted net income (loss) per share            ($0.14)                    $  0.54
                                                               ========                     ========
        Weighted average basic and diluted common
             shares outstanding                                   7,198                       7,369
                                                               ========                     ========
        Distributions per share                                $   1.46                     $  0.97
                                                               ========                     ========

                                                    December 31, 1999            December 31, 1998
                                                    -----------------            -----------------
                                                                     (in thousands)
    Balance Sheet Data:
        Real estate properties, net                      $171,681                    $176,129
        Real estate loans receivable                       48,646                      47,899
        Credit Facility                                    39,670                      90,204
        Mortgages, bonds and notes payable                110,084                      53,728
        Total liabilities                                 155,053                     149,162
        Total shareholders' equity                       $103,440                    $113,296

                                                           1999                        1998
                                                    -----------------            -----------------
                                                                    (in thousands)
    Other data:
        Funds from Operations (1)                        $ 12,672                     $12,356
                                                    -----------------            -----------------

----------

(1) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations will include both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a self-managed and self-administered real estate investment trust that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through the Operating Partnership, of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of December 31, 1999, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Approximately 70% of the Company's consolidated assets at December 31, 1999 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or Genesis Equity Investees. Revenues recorded by the Company in connection with these leases and borrowings aggregated $18.4 million in 1999. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations;

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees; and

         o the ability of these entities to successfully complete the development projects securing the construction loans made by the Company to these entities.

         On March 21, 2000, Genesis and Multicare announced the beginning of debt restructuring discussions with their senior lenders with the intention of revising their respective capital structures. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Both Genesis and Multicare announced their intention not to make interest and principal payments on senior debt and have been prohibited by their senior lenders from making any scheduled interest payments on their publicly traded subordinated debt while discussions were ongoing. Each company cited their inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis and Multicare a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and financial condition which has stemmed from the impact of PPS for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for both companies remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis and Multicare.

         Management of Genesis and Multicare have advised the Company that they expect Genesis and Multicare to continue to make all lease and loan payments to the Company. The Company has no control over Genesis or Multicare, however, and can make no assurance that either of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made by the Company to them. Any failure by Genesis or Multicare to continue making payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, the Company may be required to restructure or terminate the underlying leases and may foreclose on the loans, in which event, the Company might be required to find new operators to operate the properties underlying the leases and loans. Under these circumstances, the Company's net income could decline as a result of such restructuring with Genesis or Multicare or could decline due to rents obtainable from any new operator. Depending on the magnitude of the reduction in the Company's net income, the Company would seek to offset the effect of such reduction in net income on the Company's ability to meet its debt service requirements by further reducing the cash distributions paid to the Company's shareholders and minority interests, through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due over the next twelve months. Based on the current quarterly cash distribution rate of $0.30 per common share announced in November 1999, annualized distributions to shareholders and minority interests would approximate $9.2 million during 2000, based on the number of common shares and units currently outstanding. During 1999, the Company's cash flow from operations exceeded its debt service requirements and distributions paid to shareholders and minority interests by $1.2 million. Giving effect to the current quarterly cash distribution rate and year 2000 debt service requirements as of December 31, 1999, the Company's cash flow from operations during 1999 would have exceeded its debt service requirements and distributions paid to shareholders and minority interests by $3.9 million. See "Summary Condensed Consolidated Financial Data of Genesis."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at December 31, 1999 of approximately $352,000 which it expects to fund with cash flows from operations and funds available under the Credit Facility. The Company also was obligated, or has an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long-term leases. The Company is currently negotiating with Genesis to restructure seven of these relationships. See "Liquidity and Capital Resources."

         The Company intends to declare and pay distributions to its shareholders in amounts not less than the amounts required to maintain REIT status. The amount and timing of distributions will depend upon various factors, however, including the Company's cash available for distribution. See "Liquidity and Capital Resources."

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

Investments in Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-K.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital. The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of December 31, 1999, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. ET Capital recorded interest income on the note of $1.0 million and $882,000 during 1999 and 1998, respectively. The borrower made all required interest payments during 1999 in accordance with the terms of the note.

         In September 1999, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida, which is guaranteed by Genesis, notified the borrower that it was in default of the loan due to the borrowers' failure to meet certain financial covenants. In November 1999, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital because of the default in the $40.0 million first trust mortgage loan. Subsequently, the senior lender extended the maturity date of the first mortgage trust loan from September 30, 1999 to March 28, 2000 to permit the AGE Institute of Florida time to obtain refinancing of the loan. A letter agreement dated December 22, 1999 made certain modifications and defined certain rights of the senior lender and ET Capital related to their respective loans to the AGE Institute of Florida. The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan and is seeking a further extension of the loan maturity date from the senior lender.

         In January 2000, the AGE Institute of Florida received a tax determination letter confirming its tax-exempt status. The Company understands from the AGE Institute of Florida that it is continuing to pursue tax-exempt and other financing sources to refinance the first and second trust mortgages. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital. Based on the Company's assessment of the fair value of the facilities securing the underlying loans, the Company believes that ET Capital's $7.8 million second trust loan is not impaired at December 31, 1999.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.6 million at December 31, 1999 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 1999 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.7 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         The Company recorded $1.3 million and $687,000 in interest income for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998, respectively, on the notes payable from ET Capital. The Company also recorded income of $236,000 and $156,000 related to the portion of its equity interest in ET Capital's results of operations for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998, respectively. See Note 6 of the Company's consolidated financial statements included in this Form 10-K.

         ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian. The 1% general partner interest is owned by a limited liability company of which Mr. McCreary is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

         As part of the transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss.

         The Company recorded losses of $2.3 million and $752,000 related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998, respectively. ET Sub-Meridian has real estate investments and long-term debt of $106.5 million and $106.9 million, respectively, at December 31, 1999. See Note 6 of the Company's consolidated financial statements included in this Form 10-K. At December 31, 1999, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $2.1 million and $710,000 in interest income on this loan for the year ended December 31, 1999 and the period January 30, 1998 to December 31, 1998, respectively.

         ET Sub-Heritage Andover, LLC
         ET Sub-Vernon Court, LLC
         ET Sub-Cabot Park, LLC
         ET Sub-Cleveland Circle, LLC

         The Company, through four limited liability companies (ET Sub-Heritage Andover, LLC, ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC, and ET Sub-Cleveland Circle, LLC), has member interests in three assisted living facilities and one independent living facility, which it acquired during December 1998 from an unrelated third party. A Genesis Equity Investee leases each of the facilities.

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at December 31, 1999. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's consolidated financial statements at December 31, 1999.

         Three of these limited liability companies have subordinated demand loans in the aggregate amount of $5.1 million with the Company at December 31, 1999, bearing interest at 12% per annum. The Company recorded $381,000 and $50,000 in interest income for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998, respectively, in connection with the demand loans, aggregating $3.1 million at December 31, 1999, payable to the Company by the two unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans payable to ET Capital aggregating $4.6 million at December 31, 1999, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $401,000 and $52,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998, respectively. These two entities have real estate investments and aggregate long-term debt of $31.2 million and $30.7 million, respectively, at December 31, 1999. See Note 6 of the Company's consolidated financial statements included in this Form 10-K.

Results of Operations

         The Company had no real estate investment operations prior to consummation of its initial public offering on January 30, 1998. Thus, results of operations for the period from January 30, 1998 to December 31, 1998 represent only eleven months of operations. Additionally, the Company acquired its real estate investments at various times during 1998 through acquisitions of senior housing and other healthcare-related properties and term and construction loans. The Company also made investments in its Equity Investees at various times during 1998. The revenues and expenses generated by the Company's investments were included in its results of operations from the dates of acquisition or investment. Accordingly, the operating results for the year ended December 31, 1999 are not comparable to those of the prior year.

         Year ended December 31, 1999 compared with the period from January 30, 1998 to December 31, 1998

              Revenues

         Rental revenues of $18.6 million were generated for the year ended December 31, 1999. This represented a 30.7% increase from $14.2 million for the corresponding period in 1998. This increase was a result of 1998 including only eleven months of operations and due to acquisitions of senior housing and other healthcare-related properties at various times during 1998.

         Interest income of $5.7 million, net of amortization of deferred loan costs of $227,000, was earned for the year ended December 31, 1999. This represented a 26.8% increase from $4.5 million for the corresponding period in 1998. This increase was a result of 1998 including only eleven months of operations and due to additional funding of construction loans at various times during 1998 and 1999. The increase was comprised of an increase of $1.1 million in interest on term and construction loans and an increase of $206,000 in interest earned on excess invested funds and bond and operating reserve funds, offset, in part, by a decrease of $73,000 in connection with a mortgage loan receivable that was collected in December 1998.

         Interest from unconsolidated Equity Investees of $3.8 million was earned for the year ended December 31, 1999. This represented a 163.4% increase from $1.4 million for the corresponding period in 1998. This increase was a result of a large increase in the average loan balance with these unconsolidated Equity Investees from 1998 to 1999, primarily in connection with two transactions that occurred in September and December 1998.

              Expenses

         Property operating expenses principally relate to medical office buildings, which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $1.1 million for the year ended December 31, 1999. This represented a 15.3% increase from $975,000 for the corresponding period in 1998. This increase was a result of 1998 including less than eleven months of operations for the Company's medical office buildings due to one of these buildings being acquired by the Company during the last half of February 1998. Property operating expenses as a percentage of medical office building rental revenues decreased to 42.9% for the year ended December 31, 1999 as compared to 44.7% for the corresponding period in 1998.

         Interest expense, which included amortization of deferred financing costs of $1.6 million, was $13.1 million for the year ended December 31, 1999. This represented a 110.0% increase in interest expense from $6.3 million for the corresponding period in 1998. This increase was primarily due to 1998 including only eleven months of operations, increased amortization of deferred financing costs of $1.5 million, increases in third-party debt at various times during 1998 and 1999 to fund operating, investing and financing activities, and a higher interest rate on the Credit Facility. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, increased from $142.8 million at December 31, 1998 to $148.7 million at December 31, 1999. The weighted average interest rate on outstanding third-party debt increased from 7.2% at December 31, 1998 to 8.4% at December 31, 1999. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% over the one-month LIBOR to 2.75%. The Company's interest rate on the Credit Facility was 9.25% at December 31, 1999 versus 7.36% at December 31, 1998.

         Depreciation was $5.8 million for the year ended December 31, 1999. This represented a 29.8% increase from $4.5 million for the corresponding period in 1998. This increase was a result of 1998 including only eleven months of operations and increases in real estate properties and other depreciable assets that were placed in service at various times during 1998 and 1999.

         General and administrative expenses were $2.6 million for the year ended December 31, 1999. This represented a 61.1% increase from $1.6 million for the corresponding period in 1998. This increase was a result of 1998 including only eleven months of operations and additional expenses as the Company established its current internal infrastructure. General and administrative expenses increased as a percentage of total rental revenues to 9.3% for the year ended December 31, 1999 as compared to 7.6% for the corresponding period in 1998. This increase was due to the growth in the Company's infrastructure which began in late 1998. These expenses consisted principally of management salaries and benefits and legal and other administrative costs.

         Separation agreement expenses of $2.8 million were recorded for the year ended December 31, 1999 in connection with Mr. Romanov's resignation from the Company. These expenses are comprised of cancellation of indebtedness payable by Mr. Romanov to the Company of $2.6 million and $200,000 in costs payable to third parties in connection with a separation agreement with Mr. Romanov.

         Start-up expenses were $3.0 million for the period ended December 31, 1998. These expenses were principally comprised of nonrecurring compensation expense of $2.0 million recorded in connection with the issuance of units of beneficial interest of the operating partnership to certain officers of the Company and approximately $700,000 of amounts reimbursed to Genesis for certain formation expenses.

         An extraordinary loss of $1.2 million, net of a minority interest benefit of $86,000, was recorded for the year ended December 31, 1999 in connection with the prepayment of an existing mortgage loan.

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

         Interest income of $4.5 million, net of amortization of deferred loan costs of $220,000, was earned during the period from January 30, 1998 to December 31, 1998. Interest income was comprised of $3.9 million from term and construction loans and a mortgage which matured December 1, 1998, with the remainder resulting from interest on excess invested funds, bond reserve funds and related party notes receivable.

         Interest on advances to unconsolidated Equity Investees of $1.4 million was earned during the period from January 30, 1998 to December 31, 1998.

         Fee income of $1.0 million was earned for financial services rendered in connection with certain financial service transactions during the period from January 30, 1998 to December 31, 1998.

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

         The Company recorded a reduction in net income of $273,000 for the period from January 30, 1998 to December 31, 1998 for the portion of its consolidated operations which relate to minority interest owners of the Operating Partnership and other consolidated entities.

Liquidity and Capital Resources

         Net cash provided by operating activities was $16.7 million for the year ended December 31, 1999 compared to $13.7 million for 1998. Net cash used in financing activities was $10.5 million for the year ended December 31, 1999 compared to net cash provided by financing activities of $193.9 million for 1998. Net cash used in financing activities for 1999 principally included borrowings under the Credit Facility of $9.5 million and new mortgages payable issued of $71.1 million reduced by (a) $60.1 million in payments on the Credit Facility, (b) $3.0 million in deferred financing fees and other related costs in connection with amendments to the Credit Facility and new mortgages payable during the period, (c) $10.5 million in distributions to shareholders, (d) $14.7 million in payments on mortgage loans and notes payable, (e) $923,000 in common share repurchases, and (f) a $1.2 million prepayment penalty on a mortgage loan. Net cash provided by financing activities for 1998 included $114.2 million of net proceeds from the Company's initial public offering and borrowings under the Credit Facility of $90.2 million, partially offset by distributions to shareholders of $7.2 million and common share repurchases of $1.7 million.

         Net cash used in investing activities was $4.9 million for the year ended December 31, 1999 compared to $205.4 million for 1998. The Company used its net cash provided by operating and financing activities for the year ended December 31, 1999 principally to fund its investing activities, including (a) $5.1 million in construction loans, (b) $3.6 million in bond and operating reserve funds and deposits and (c) $1.3 million in purchases of equipment and building renovations, partially offset by $4.3 million in payments received on term and construction loans receivable and $815,000 of proceeds received from unconsolidated entities. Net cash provided by operating and financing activities during the period ended December 31, 1998 was principally used to fund investing activities, including (a) $116.4 million for the acquisition of real estate properties, (b) $50.2 million of term and construction loans made and (c) $38.2 million of investments in the Company's Equity Investees.

        At December 31, 1999, the Company's consolidated net real estate investments in properties and loans aggregated $220.3 million. Working capital, excluding the current portion of the balance outstanding under the Credit Facility of approximately $0.9 million and $90.2 million as of December 31, 1999 and 1998, respectively, was $3.5 million and $3.0 million at December 31, 1999 and December 31, 1998, respectively. Cash and cash equivalents were $3.6 million and $2.3 million, at December 31, 1999 and December 31, 1998, respectively.

         As of December 31, 1999, the Company had shareholders' equity of $103.4 million and Credit Facility borrowings and mortgages, bonds and notes payable to third parties aggregating $148.7 million, which represents a debt to equity ratio of 1.44 to 1. This was an increase from 1.26 to 1 at December 31, 1998. This increase was due primarily to a net increase of $5.9 million in such indebtedness and a net decrease in shareholders' equity of $9.9 million. The net increase in third-party indebtedness primarily resulted from new mortgages issued of $71.1 million offset, in part, by repayments of third-party indebtedness aggregating $14.7 million and repayments under the Credit Facility of $50.5 million. The net decrease in shareholders' equity primarily resulted from the declaration and payment of $10.5 million in dividends to shareholders, the repurchase of common shares for $923,000 and a net loss aggregating $1.0 million for the year ended December 31, 1999.

         The Company funded $5.1 million in construction loan commitments for the year ended December 31, 1999. One construction loan was sold to a commercial bank during 1999. The remaining unfunded portions of construction loan commitments made by the Company are approximately $352,000 at December 31, 1999. The Company expects to continue to fund its remaining construction loan commitments during 2000 with cash flows from operations and funds available under the Credit Facility.

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 1999 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions. The Company is in discussions with Genesis and Multicare about a possible restructuring of transactions between the companies. See "Proposed Loan Restructurings and Related Matters".

         The Company also has the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon maturity of the related construction loan.

         On January 3, 2000, the term of the Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At December 31, 1999, the Company had $39.7 million outstanding under the Credit Facility.

         The Company paid financing fees and other related costs of approximately $2.0 million for various amendments to the Credit Facility, $1.5 million of which were amortized during 1999 and included as a component of 1999 interest expense.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 1999. The terms require the Company to make monthly payments of principal equal to .22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company is required to pay a monthly facility fee in an amount equal to .0625% of the outstanding balance. Re-borrowings are not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. As of the date of the agreement, the Company has available the entire $5.75 million, however, availability is restricted to certain specified purposes, including dividend distributions. Dividend distributions over the term of the loan are limited to $3.0 million plus 95% of the Company's funds from operations, as defined by NAREIT prior to January 1, 2000.

         Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The interest rate on borrowings outstanding under the Credit Facility at December 31, 1999 was 9.25%, 2.75% over one-month LIBOR. The interest rate on borrowings outstanding under the Credit Facility at December 31, 1998 was 7.36%, 1.80% over one-month LIBOR.

         On September 9, 1999, the Company completed a $32.7 million financing of five properties arranged by J.P. Morgan. One of the loans is collaterized by two of the properties. Approximately $19.2 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility to a balance of $75.9 million. The remaining $13.5 million was used to pay-off an existing mortgage secured by two of the properties of $10.4 million, and a prepayment penalty of $1.2 million on the existing mortgage, with the balance of $1.9 million used to pay expenses, interest and required reserves. These mortgages have a ten-year term, a twenty-five year amortization period and a fixed weighted average interest rate of 8.37%. The Company incurred approximately $634,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On October 5, 1999, the Company completed an $8.5 million financing of two medical office buildings arranged by J.P. Morgan. Approximately $7.9 million of the debt proceeds were used to pay-down the Company's Credit Facility. These remaining $592,000 of proceeds was used to pay expenses, interest and required reserves. These mortgage loans have a ten-year term, a twenty-five year amortization period and a fixed interest rate of 8.35%. The Company incurred approximately $242,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On November 24, 1999, the Company completed a $30 million financing of four properties arranged by J.P. Morgan. One of the loans is collateralized by two of the properties. Approximately $28 million of the debt proceeds were used to pay-down the Company's outstanding Credit Facility. The remaining $2 million was used to pay transaction-related expenses and required reserves. These mortgages have a three-year term, are interest-only and have a variable interest rate of 3.00% over one-month LIBOR (9.5% at December 31, 1999). The variable interest rates are capped at 17.50%, 13.08%, and 11.98% on the individual mortgages of $4.6 million, $14.9 million and $10.5 million, respectively. The Company incurred approximately $552,000 in financing costs and $53,000 in interest rate cap fees on this transaction, which are being amortized over the mortgages' three-year life. The Company can at its option extend the term of the loans for one two-year period upon payment of a 50 basis point extension fee.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2000, including the funding of $352,000 of construction commitments and shareholder distributions. Any failure by Genesis or Multicare to continue making lease or loan payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations. See "Summary Condensed Consolidated Financial Data of Genesis."

         The Credit Facility currently matures on June 30, 2001. If the Company is unable to pay-off or obtain replacement financing by June 30, 2001, or is unable to negotiate a further extension of the current credit facility at that time, or for any reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. Moreover, if the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully fund its long-term capital needs.

         The interest rate, loan extension fee and loan principal amortization under the terms of the Credit Facility extension, as well as the higher interest expense under the new mortgage financing, will reduce the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels. Future increases in interest rates, as well as any defualts by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions at current levels. See "Item 7. Quantitative and Qualitative Disclosures About Market Risk." There can be no assurance that the Company will be able to continue making distributions to its common shareholders at current levels or at all.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 92% of the Company's investments in owned facilities at December 31, 1999. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired.

However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company was authorized from time to time to repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. In March 1999, in light of the Company's cash position and Credit Facility negotiations, the Company suspended the share repurchase program. In November 1999, the Company reinstituted the share repurchase program on a limited basis. The Company completed this limited share repurchase program in December 1999 with the repurchase of 82,100 common shares at an average price of $6.08. The Company repurchased and effectively retired 125,800 and 147,800 common shares for an aggregate purchase price of $923,000 and $1.7 million for the years ended December 31, 1999 and 1998, respectively. These shares are reflected as a reduction of shares issued and outstanding in the accompanying financial statements.

Distributions to Shareholders Subsequent to Year End

         The board of trustees declared a cash distribution on January 13, 2000. The cash distribution of $0.30 per share was paid on February 15, 2000 to common shareholders of record on January 28, 2000, and reflects a reduction from the quarterly distribution rate of $0.365 per share paid in prior periods.

Funds from Operations

       The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations will include both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable property.

         The following table presents the Company's Funds from Operations for the year ended December 31, 1999 and for the period from the Company's Offering on January 30, 1998 to December 31, 1998:

                                                       1999                   1998
                                                     --------               -------
                                                               (in thousands)
Funds from Operations:
    Net income (loss)                                 ($1,030)              $ 3,973
    Minority interest                                     (67)                  273
                                                     --------               -------
    Net income (loss) before minority
      interest                                         (1,097)                4,246

    Adjustments to derive funds from
      operations:
     Add:
      Real estate depreciation and
        amortization:
          Consolidated entities                         5,963                 4,664
          Unconsolidated entities                       4,492                 1,243
      Nonrecurring items - start-up
        expenses                                            -                 3,027
      Nonrecurring items - separation
        agreement expenses                              2,800                     -
      Nonrecurring items - unamortized
        financing costs                                   129                     -
      Extraordinary loss on debt
        extinguishment                                  1,296                     -
                                                     --------               -------
    Funds from Operations before allocation
      to minority interest                             13,583                13,180
    Less:
      Funds from Operations allocable to
        minority interest                                (911)                 (824)
                                                     --------               -------
      Funds from Operations attributable to
        the common shareholders                      $ 12,672               $12,356
                                                     ========               =======

Impact of Inflation

         Earnings of the Company are primarily from long-term investments with fixed interest rates and fixed and percentage rental streams. These investments are mainly financed with a combination of equity, long-term mortgages and borrowings under the revolving lines of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

Recent Accounting Pronouncements

         See the Company's consolidated financial statements and related notes for information relating to the impact on the Company of new accounting pronouncements.

Year 2000 Considerations

         The Company completed its assessment of Year 2000 issues related to both its corporate offices and properties. Total expenditures for Year 2000 issue costs did not exceed $5,000. To the date of this report, the Company has not encountered any business interruptions or adverse financial consequences related to the Year 2000 issue. However, there can be no assurance that Year 2000 computer problems which may impact the Company or its lessees or borrowers or other third parties will not have a material adverse effect on the Company's financial condition or results of operations subsequent to the date of this report.

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' annual report on Form 10-K for the year ended September 30, 1999 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Genesis quarterly report on Form 10-Q for the quarter ended December 31, 1999 as filed with the Commission.

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

         Genesis is subject to the information filing requirements of the Exchange Act, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should also be available at the following Regional Offices of the Commission: 7 World Trade Center, New York, N.Y. 10048, and 500 West Madison Street, Suite 1400, Chicago, IL 60661. Such reports and other information concerning Genesis can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street,

Room 1102, New York, New York 10005. The SEC also maintains an Internet web site that contains reports, proxy statements and other information regarding issuers, like Genesis, that file electronically with the SEC. The address of that site is http://www.sec.gov.

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated.

                                                      For the three
                                                      months ended          For the years ended
                                                      December 31,              September 30,
                                                     --------------      -----------------------------
                                                          1999              1999               1998
                                                     --------------      ----------         ----------
                                                        (in thousands, except per share data)
               Operations Data
-----------------------------------------------
Net revenues                                           $  586,884        $1,866,426         $1,405,305
Operating income before restructuring and
    capital costs (1)                                      65,750            85,879            134,690
Multicare joint venture restructuring charge              420,000                 -                  -
Depreciation and amortization                              29,118            74,955             52,385
Lease expense                                               9,527            26,653             31,182
Interest expense, net                                      52,776           119,220             82,088
Loss before income taxes, equity in net
    income (loss) of unconsolidated
    affiliates, extraordinary items and
    cumulative effect of accounting change               (445,671)         (134,949)           (30,965)
Income taxes                                               (7,280)          (44,711)            (8,158)
Loss before equity in net income (loss) of
    unconsolidated affiliates and
    extraordinary items                                  (438,391)          (90,238)           (22,807)
Minority interest                                           6,927                 -                  -
Equity in net income (loss) of
    unconsolidated affiliates                                   -          (178,235)               486
Extraordinary items, net of tax                                 -            (2,100)            (1,924)
Cumulative effect of accounting change(3)                 (10,412)                -                  -
Net loss                                                 (441,876)         (270,573)           (24,245)
    Net loss available to common
      shareholders(2)                                   ($450,182)        ($290,050)          ($25,900)

                                                For the three
                                                months ended             For the years ended
                                                December 31,                September 30,
                                                -------------          -----------------------
                                                    1999                1999             1998
                                                -------------          ------           ------
                                                     (in thousands, except per share data)
Per common share data:
  Basic
    Loss before extraordinary items and
       cumulative effect of accounting
       change                                     ($10.37)             ($8.11)          ($0.68)
    Net loss                                      ($10.62)             ($8.17)          ($0.74)
    Weighted average shares of
       common stock and equivalents                42,390              35,485           35,159
  Diluted
    Loss before extraordinary items and
       cumulative effect of accounting
       change                                     ($10.37)             ($8.11)          ($0.68)
    Net loss                                      ($10.62)             ($8.17)          ($0.74)
    Weighted average shares of
       common stock and equivalents                42,390              35,485           35,159

----------
(1) Capital costs include depreciation and amortization, lease expense and interest expense.
(2) Net income (loss) reduced by preferred stock dividends.
(3) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires start-up costs to be expensed as incurred.

                                    December 31,     September 30,       September 30,
                                       1999              1999                1998
                                   -------------     -------------       -------------
                                                 (dollars in thousands)
 Balance Sheet Data
    Working capital                 $  301,345         $  235,704          $  243,461
    Total assets                     3,546,350          2,429,914           2,627,368
    Long-term debt                   2,242,754          1,484,510           1,358,595
    Shareholders' equity            $  187,445         $  587,890          $  875,072

         Multicare

         On October 8, 1999, Genesis entered into an agreement to restructure its 1997 investment in Multicare. Genesis initially acquired a 43.6% interest in Multicare and was to become sole owner of Multicare at a later date through a cash payment or the issuance of additional Genesis common shares at equivalent value. In the restructuring, Genesis completed the Multicare acquisition through the issuance of convertible preferred shares. The restructuring also included a $50 million cash investment in Genesis by the Multicare financial partners in exchange for Genesis common shares and warrants. This transaction was approved by Genesis' shareholders on November 11, 1999. Prior to the restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Under the terms of the restructuring agreement, Genesis has managerial, operational and financial control of Multicare. Accordingly, Multicare's assets, liabilities, revenues and expenses are now consolidated by Genesis. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest.

         Genesis and Multicate Debt Restructuring Discussions

         On March 21, 2000, Genesis and Multicare announced the beginning of debt restructuring discussions with their senior lenders with the intention of revising their respective capital structures. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Both Genesis and Multicare announced their intention not to make interest and principal payments on senior debt and have been prohibited by their senior lenders from making any scheduled interest payments on their publicly traded subordinated debt while discussions were ongoing. Each company cited their inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis and Multicare a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and financial condition which has stemmed from the impact of PPS for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for both companies remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis and Multicare.

         Management of Genesis and Multicare have advised the Company that they expect Genesis and Multicare to continue to make all lease and loan payments to the Company. The Company has no control over Genesis or Multicare, however, and can make no assurance that either of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made by the Company to them. Any failure by Genesis or Multicare to continue making payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations.

         Proposed Loan Restructurings and Related Matters

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 1999 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions.

         The Company and the borrowers have extended the maturity date of the five term loans through April 28, 2000 to permit them to negotiate and document a proposed restructuring of the relationships among the parties. The terms of the transaction being contemplated do not indicate that the Company's mortgage loans are impaired at December 31, 1999. Under the proposed restructuring, the Company would acquire the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company would then net lease these properties to subsidiaries of Genesis for an initial lease term of 14 years, with three five-year renewal options. In addition, the maturity date on the loans for Mifflin, Coquina Place, Oaks and Harbor Place would be extended to April 1, 2001.

         As part of the proposed restructuring, the Company also would transfer to Genesis the Company's Phillipsburg skilled nursing facility and certain other assets in exchange for the improvements Genesis is making on the Company's Rittenhouse skilled nursing facility. The existing Rittenhouse lease would be amended to, among other things, increase the annual rent to an amount which equals the sum of the annual rents on the current separate leases for Phillipsburg and Rittenhouse. In addition, the Heritage Woods percentage rent lease would be converted into a minimum rent lease, and the Willowbrook lease would be set permanently as a minimum rent lease. Finally, if Genesis refinances the Oaks, Harbor Place, Coquina and Mifflin loans with a third party and does not receive sufficient loan proceeds to cover the existing loan balances, and once the Credit Facility is fully repaid, the parties would agree that any shortfall would be applied against amounts owed by an Equity Investee of the Company to Genesis under an $8.5 million note given to Genesis as part of the purchase price for interests in seven properties acquired from Genesis in 1998.

         The proposed restructuring is subject to approval by the Boards of the Company, Genesis and Multicare and by each company's principal lenders. No assurance can be given that the proposed restructuring will be completed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investments in real estate loans receivable bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable, but not earnings or cash flows. Based on the repayment terms and additional commitments of the loans receivable existing at December 31, 1999, a one-percent increase in the interest rates would change the fair value of these loans receivable by approximately $337,000. The fair value of the Company's real estate loans receivable at December 31, 1999 approximates its carrying value of $48.6 million.

         The Company's bonds and most of the Company's mortgages payable bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility and variable rate mortgages. The Company utilizes interest rate cap agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. Interest rate cap agreements are used for hedging purposes rather than for trading purposes. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instrument, other than interest rate cap agreements.

         For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The maturity schedule for the Company's fixed rate mortgages and bonds payable is as follows (in thousands):

                     2000             $   986
                     2001               1,148
                     2002               1,243
                     2003               1,338
                     2004               1,437
                     Thereafter        72,853
                                      -------
                                      $79,005
                                      =======

         At December 31, 1999, the fair value of the Company's fixed rate mortgages and bonds payable approximates its carrying value of $79.0 million.

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. At December 31, 1999, the fair value of the Company's variable rate debt approximates its carrying value of $69.7 million. The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 9.36% at December 31, 1999. Assuming the Credit Facility and variable rate mortgage balances outstanding at December 31, 1999 of $69.7 million remains constant, each one percentage point increase in interest rates from 9.36% at December 31, 1999 would result in an increase in interest expense for the coming year of approximately $697,000, based on the current interest rate terms. Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Variable-rate mortgages bear interest at 3.00% over one-month LIBOR. The fair value of the Company's interest rate cap agreements at December 31, 1999 approximates its carrying value of approximately $52,000.

         The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expenses, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at current levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report



The Board of Trustees and Shareholders
ElderTrust:

We have audited the accompanying consolidated balance sheets of ElderTrust and subsidiaries as of December 31, 1999 and 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998. We also have audited the related financial statement schedules III and IV as listed in the accompanying index for Item 14(a) 2 on page 108. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                             /s/ KPMG LLP
McLean, VA
January 14, 2000, except as to Note 5
     which is as of March 21, 2000

                                   ELDERTRUST
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                      December        December
                                                                         31,             31,
                                                                        1999            1998
                                                                     ------------    -----------
                              ASSETS
Assets:
     Real estate properties, at cost                                    $165,206       $163,918
     Less - accumulated depreciation                                     (10,180)        (4,444)
     Land                                                                 16,655         16,655
                                                                     ------------    -----------
            Net real estate properties                                   171,681        176,129
     Real estate loans receivable                                         48,646         47,899
     Cash and cash equivalents                                             3,605          2,272
     Restricted cash                                                       7,194          3,549
     Accounts receivable                                                     629          4,412
     Accounts receivable from unconsolidated entities                      1,068            987
     Prepaid expenses                                                      1,000          1,002
     Investment in and advances to unconsolidated entities                31,129         34,426
     Other assets, net of accumulated amortization and
         depreciation of $2,148 and $358, respectively                     1,530            641
                                                                     ------------    -----------
                Total assets                                            $266,482       $271,317
                                                                     ============    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank credit facility                                               $ 39,670       $ 90,204
     Accounts payable and accrued expenses                                 1,535          1,571
     Accounts payable to unconsolidated entities                              13             14
     Mortgages and bonds payable                                         109,005         49,594
     Notes payable                                                             -          3,000
     Notes payable to unconsolidated entities                              1,079          1,134
     Other liabilities                                                     3,751          3,645
                                                                     ------------    -----------
           Total liabilities                                             155,053        149,162
                                                                     ------------    -----------

Minority interest                                                          7,989          8,859

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                          -              -
     Common shares, $.01 par value; 100,000,000 shares
         authorized; 7,119,000 and 7,244,800 shares issued and
         outstanding, respectively                                            71             72
     Capital in excess of par value                                      119,106        120,028
     Distributions in excess of earnings                                 (14,747)        (3,204)
     Note receivable from former officer for common shares sold
                                                                            (990)        (3,600)
                                                                     ------------    -----------
           Total shareholders' equity                                    103,440        113,296
                                                                     ------------    -----------
                Total liabilities and shareholders' equity              $266,482       $271,317
                                                                     ============    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        Period from
                                                                                        January 30,
                                                                      Year ended          1998 to
                                                                     December 31,       December 31,
                                                                         1999               1998
                                                                     ------------       ------------
Revenues:
     Rental revenues                                                    $18,552            $14,198
     Interest, net of amortization of deferred loan
        origination costs                                                 5,653              4,458
     Interest from unconsolidated equity investees                        3,809              1,446
     Fee income                                                               -              1,018
     Other income                                                           127                113
                                                                        -------            -------
        Total revenues                                                   28,141             21,233
                                                                        -------            -------
Expenses:
     Property operating expenses                                          1,124                975
     Interest expense, including amortization of deferred
       finance costs                                                     13,136              6,256
     Depreciation                                                         5,788              4,460
     General and administrative                                           2,612              1,621
     Separation agreement expenses                                        2,800                  -
     Start-up expenses                                                        -              3,027
                                                                        -------            -------
        Total expenses                                                   25,460             16,339
                                                                        -------            -------
Net income before equity in losses of unconsolidated entities,
     minority interest and extraordinary item                             2,681              4,894

Equity in losses of unconsolidated entities, net                         (2,482)              (648)
Minority interest                                                           (19)              (273)
                                                                        -------            -------
Net income before extraordinary item                                        180              3,973

Extraordinary item:
     Loss on extinguishment of debt                                      (1,296)                 -
     Minority interest in extraordinary item                                 86                  -
                                                                        -------            -------
Net income (loss)                                                       ($1,030)           $ 3,973
                                                                        =======            =======
Basic and diluted weighted average number of common shares
     outstanding                                                          7,198              7,369
                                                                        =======            =======
Net income per share before extraordinary item - basic and
     diluted                                                              $0.03              $0.54
                                                                        =======            =======
Net income (loss) per share - basic and diluted                          ($0.14)             $0.54
                                                                        =======            =======



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Year Ended December 31, 1999 and
                   Period from January 30 to December 31, 1998
                                 (in thousands)


                                                                                      Note
                                                        Capital In   Distributions  Receivable         Total
                                 Shares      Common     Excess of    In Excess of   From Former     Shareholders'
                               Outstanding   Shares     Par Value     Earnings       Officer          Equity
                               ------------ ----------  -----------  ------------  ------------  -----------------
Balances at December 31, 1997            -       $  -     $      -       $     -       $     -       $      -
  Issuance of common shares, net     7,393         74      121,770             -             -        121,844
  Repurchase of common shares         (148)        (2)      (1,742)            -             -         (1,744)
  Net income                             -          -            -         3,973             -          3,973
  Distributions                          -          -            -        (7,177)            -         (7,177)
  Loan to officer                        -          -            -             -        (3,600)        (3,600)
                                     -----       ----     --------      --------       -------       --------
Balances at December 31, 1998        7,245       $ 72     $120,028       ($3,204)      ($3,600)      $113,296
  Repurchase of common shares         (126)        (1)        (922)            -             -           (923)
  Net loss                               -          -            -        (1,030)            -         (1,030)
  Distributions                          -          -            -       (10,513)            -        (10,513)
  Forgiveness of loan to
     former officer                      -          -            -             -         2,600          2,600
  Loan repayment from
     former officer                      -          -            -             -            10             10
                                     -----       ----     --------      --------       -------       --------
Balances at December 31, 1999        7,119       $ 71     $119,106      ($14,747)        ($990)      $103,440
                                     =====       ====     ========      ========       =======       ========











         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            Period from
                                                                                                            January 30,
                                                                                             Year ended       1998 to
                                                                                              December      December 31,
                                                                                              31, 1999          1998
                                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                            ($1,030)        $3,973
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                              7,526          4,802
         Extraordinary loss on extinguishment of debt                                               1,296              -
         Non-cash separation expense from debt forgiveness to officer                               2,600              -
         Non-cash compensation expense to officers                                                      -          2,018
         Non-cash expense in connection with issuance of stock to trustees                              -            179
         Non-cash expense in connection with write-off of unamortized deferred financing
              costs                                                                                   129              -
         Minority interest and equity in losses from unconsolidated entities                        2,415            921
         Other                                                                                          -              4
           Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                                 3,704         (3,385)
           Accounts payable and accrued expenses                                                     (37)          1,585
           Other                                                                                      124          3,645
                                                                                             ------------   ------------
                 Net cash provided by operating activities                                         16,727         13,742
                                                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                                    -       (116,388)
     Investment in real estate loans receivable                                                    (5,095)       (50,213)
     Investment in and advances to unconsolidated entities                                              -        (38,226)
     Capital expenditures                                                                          (1,330)          (243)
     Proceeds from collection on advances to unconsolidated entities                                  815          1,462
     Payments received on real estate loans receivable                                              4,348          2,314
     Net increase in reserve funds and deposits - restricted cash                                  (3,645)        (3,549)
     Other                                                                                             52           (559)
                                                                                             ------------   ------------
                 Net cash used in investing activities                                             (4,855)      (205,402)
                                                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs                                       -        114,213
     Payment of deferred financing fees                                                            (2,965)          (364)
     Borrowings under Credit Facility                                                               9,518         90,204
     Payments under Credit Facility                                                               (60,052)             -
     Proceeds from mortgages payable                                                               71,145              -
     Payments on mortgages payable                                                                (11,734)          (734)
     Payments on notes payable                                                                     (3,000)             -
     Distributions to shareholders                                                                (10,513)        (7,177)
     Distributions to minority interests                                                             (750)          (469)
     Repurchases of common shares                                                                    (923)        (1,744)
     Prepayment penalty on mortgage loan                                                           (1,157)             -
     Other                                                                                           (108)             3
                                                                                             ------------   ------------
                   Net cash provided by (used in) financing activities                            (10,539)       193,932
                                                                                             ------------   ------------

Net increase in cash and cash equivalents                                                           1,333          2,272
Cash and cash equivalents, beginning of period                                                      2,272              -
                                                                                             ------------   ------------
Cash and cash equivalents, end of period                                                           $3,605         $2,272
                                                                                             ============   ============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


1.  Organization and Operations

         ElderTrust was formed in the State of Maryland on September 23, 1997 and began operations upon the completion of its initial public offering on January 30, 1998 (the "Offering") pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust were approximately $114.2 million.

         ElderTrust had no operations prior to January 30, 1998. At December 31, 1999 and 1998, ElderTrust's total assets consisted primarily of a 93% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership") and its wholly-owned subsidiaries and controlled partnerships (collectively, "ElderTrust" or the "Company"). At December 31, 1999 and 1998, the Company's assets primarily consisted of (i) a diversified portfolio of 22 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $21.2 million and $20.4 million, respectively, collateralized by healthcare properties under construction, (iii) term loans totaling $27.4 million and $27.5 million, respectively, collateralized by healthcare properties on which construction has been recently completed but which are still in transition to stabilized occupancy levels, (iv) a 95% non-voting equity interest in an unconsolidated entity (ET Capital Corp.) which owns a $7.8 million second mortgage note, (v) a 99% non-voting limited partnership interest in an unconsolidated entity (ET Sub-Meridian Limited Partnership, LLP) which holds leasehold and purchase option rights for seven skilled nursing facilities, and (vi) a 99% non-voting limited member interest in two unconsolidated entities (ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle,
LLC) which each own an assisted living facility.

         Genesis Health Ventures, Inc. was co-registrant in the Company's Offering. Approximately 70% of the Company's consolidated assets at December 31, 1999 and 1998 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). In addition, the Company has investments in unconsolidated entities that have also leased properties to Genesis or Genesis Equity Investees. As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis. See Note
5. Additionally, Michael R. Walker serves as Chairman of the Board and Chief Executive Officer of Genesis and of ElderTrust.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Basis of Presentation

         The consolidated financial statements of ElderTrust include all the accounts of ElderTrust, the Operating Partnership, and the Operating Partnership's wholly-owned subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated. Certain amounts included in the consolidated financial statements as of December 31, 1998 and for the period from January 30, 1998 to December 31, 1998 have been reclassified for comparative purposes to conform to the presentation for 1999.

2.  Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

         The Company considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

         Restricted cash represents bond and operating reserve funds required in connection with outstanding debt issues, security deposits, letters of credit and mortgage escrow accounts.

Real Estate Properties

         Real estate properties are recorded at cost. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, external due diligence costs and market interest rate adjustments on assumed debt directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated composite useful life of twenty-eight and one-half years for buildings and improvements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company reviews its long-lived assets, which includes real estate properties, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Real Estate Loans Receivable

         Real estate loans receivable are recorded at cost, less the related allowance for impaired notes receivable, if any. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on the impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. No loans were considered impaired as of December 31, 1999 or 1998.

         Real estate loans receivable consist of term loans on assisted living facilities in the lease-up phase and construction loans on assisted living or independent living facilities. Interest income on the loans is recognized as earned based upon the principal amount outstanding. The loans are generally fully collateralized by the real estate and may include guarantees.

Deferred Loan Costs

         Deferred loan costs are incurred in the process of acquiring financing for the properties. The Company amortizes these costs over the term of the loan using a method that approximates the interest method.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Federal Income Taxes

         The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% (90% for taxable years beginning after December 31, 2000) of its taxable income to its shareholders and complies with certain other requirements. The Company believes it will continue to qualify as a REIT and, accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

Leases and Rental Income

         Real estate properties are leased to operators primarily on a long-term triple net-lease basis. Some of these leases provide for rents based on a specific percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specific annual rents, subject to annual increases in some of the leases. Some of the lessees subject to fixed rent leases are required to repair, rebuild and maintain the leased properties.

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

Share Option Plans

         The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the current market price of the underlying shares on the date of grant exceeded the exercise price.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling voting interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company accounts for these investments using the equity method of accounting.

Hedging Transactions

         The Company utilizes interest rate cap agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. Cap fees are amortized over the term of the underlying debt instruments using a method that approximates the interest method.

Net Income per Share

         Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income by the addition of weighted average common shares and common share equivalents outstanding.

Segment Reporting

         The Company is a real estate investment trust whose primary objective is to invest in healthcare facilities. The Company has one reportable segment, investments in healthcare facilities.

Start-up Expenses

         Start-up activities, including organizational costs, are expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Company expensed $3.0 million of start-up expenses in 1998.

Recent Accounting Pronouncements

         Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company on January 1, 2001. The Company does not expect the adoption of Statement 133 to have a material adverse impact on the Company's financial condition or results of operations because the Company does not use derivative instruments other than interest rate cap agreements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



3.  Real Estate Loans Receivable

         The following is a summary of real estate loans receivable (dollars in thousands):

                                                                      Scheduled      Balance at      Balance at
                                           Type of       Interest      Maturity     December 31,    December 31,
               Property                      Loan          Rate          Date           1999            1998
--------------------------------------- --------------- ------------ ------------- --------------- ---------------
Harbor Place        Melbourne, FL         Term            9.5%          4/2000         $  4,828        $ 4,828
Mifflin             Shillington, PA       Term            9.5%          4/2000            5,164          5,164
Coquina Place       Ormond Beach, FL      Term            9.5%          4/2000            4,577          4,577
Lehigh              Macungie, PA          Term           10.5%          4/2000            6,665          6,665
Berkshire           Reading, PA           Term           10.5%          4/2000            6,167          6,269
Oaks                Wyncote, PA           Construction    9.0%          1/2001            5,033          2,410
Montchanin          Wilmington, DE        Construction   10.5%          8/2000            9,496          9,216
Mallard Landing     Salisbury, MD         Construction   15.0%               -                -          2,054
Sanatoga            Pottstown, PA         Construction   10.5%          1/2001            6,716          6,716
                                                                                       --------       --------
                                                                                       $ 48,646       $ 47,899
                                                                                       ========       ========

         The unfunded portion of construction loan commitments amounted to $352,000 and $7.7 million at December 31, 1999 and 1998, respectively. The construction loan on the Mallard Landing assisted living facility was sold to a commercial bank during 1999.

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 1999 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis ("Multicare") and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         The Company and the borrowers have extended the maturity date of the five term loans through April 28, 2000 to permit them to negotiate and document a proposed restructuring of the relationships among the parties. The terms of the transaction being contemplated do not indicate that the Company's mortgage loans are impaired at December 31, 1999. Under the proposed restructuring, the Company would acquire the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company would then net lease these properties to subsidiaries of Genesis for an initial lease term of 14 years, with three five-year renewal options. In addition, the maturity date on the loans for Mifflin, Coquina Place, Oaks and Harbor Place would be extended to April 1, 2001.

         As part of the proposed restructuring, the Company also would transfer to Genesis the Company's Phillipsburg skilled nursing facility and certain other assets in exchange for the improvements Genesis is making on the Company's Rittenhouse skilled nursing facility. The existing Rittenhouse lease would be amended to, among other things, increase the annual rent to an amount which equals the sum of the annual rents on the current separate leases for Phillipsburg and Rittenhouse. In addition, the Heritage Woods percentage rent lease would be converted into a minimum rent lease, and the Willowbrook lease would be set permanently as a minimum rent lease. Finally, if Genesis refinances the Oaks, Harbor Place, Coquina and Mifflin loans with a third party and does not receive sufficient loan proceeds to cover the existing loan balances, and once the Credit Facility is fully repaid, the parties would agree that any shortfall would be applied against amounts owed by an equity investee of the Company to Genesis under an $8.5 million note given to Genesis as part of the purchase price for interests in seven properties acquired from Genesis in 1998.

         The proposed restructuring is subject to approval by the Boards of the Company, Genesis and Multicare and by each company's principal lenders. No assurance can be given that the proposed restructurings will be completed.

         The Company also has the option to purchase and leaseback to an unaffiliated borrower the facility securing the Montchanin construction loan. This option expires in September 2000. The borrower has the right to extend the maturity for two one-year periods, upon the payment by the borrower to the Company of a 0.5% fee. The option agreement provides for a $13.0 million cash purchase price.

4.  Real Estate Investments

         As of December 31, 1999 and 1998, the Company had investments in 22 real estate properties located in six states. The properties include seven assisted living facilities and one independent living facility with a total of 743 beds, eight skilled nursing facilities with a total of 1,187 beds, and six medical office and other buildings. The Company leases its properties to operators pursuant to long-term triple net leases.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         At December 31, 1999, future minimum lease payments receivable are as follows (dollars in thousands):

                          2000                              $ 19,275
                          2001                                18,962
                          2002                                18,019
                          2003                                17,019
                          2004                                15,708
                          Thereafter                          60,854
                                                            --------
                                                            $149,837
                                                            ========
5.  Concentration of Risk

         Revenues recorded by the Company under leases with and loans to Genesis or Genesis Equity Investees were approximately $18.4 million and $14.0 million in 1999 and 1998, respectively. The Company's equity in net losses of unconsolidated entities (see Note 6) derived from arrangements with Genesis or Genesis Equity Investees totaled approximately $2.7 million and $804,000 in 1999 and 1998, respectively. The Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis.

         On March 21, 2000, Genesis and Multicare announced the beginning of debt restructuring discussions with their senior lenders with the intention of revising their respective capital structures. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Both Genesis and Multicare announced their intention not to make interest and principal payments on senior debt and have been prohibited by their senior lenders from making any scheduled interest payments on their publicly traded subordinated debt while discussions were ongoing. Each company cited their inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis and Multicare a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis and Multicare. In its press release, Moody's indicated that the ratings outlook for both companies was negative. Moody's stated that its rating action reflected the deterioration in the companies' operating results and financial condition which has stemmed from the impact of the prospective payment system ("PPS") for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for both companies remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis and Multicare.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         Management of Genesis and Multicare have advised the Company that they expect Genesis and Multicare to continue to make all lease and loan payments to the Company. The Company has no control over Genesis or Multicare, however, and can make no assurance that either of these entities will have sufficient income or assets to enable them to satisfy their obligations under the leases or loans made by the Company to them. Any failure by Genesis or Multicare to continue making payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, the Company may be required to restructure or terminate the underlying leases and may foreclose on the loans, in which event, the Company might be required to find new operators to operate the properties underlying the leases and loans. Under these circumstances, the Company's net income could decline as a result of such restructuring with Genesis or Multicare or could decline due to rents obtainable from any new operator. Depending on the magnitude of the reduction in the Company's net income, the Company would seek to offset the effect of such reduction in net income on the Company's ability to meet its debt service requirements by further reducing the cash distributions paid to the Company's shareholders and minority interests, through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due over the next twelve months. Based on the current quarterly cash distribution rate of $0.30 per common share announced in November 1999, annualized distributions to shareholders and minority interests would approximate $9.2 million during 2000, based on the number of common shares and units currently outstanding. During 1999, the Company's cash flow from operations exceeded its debt service requirements and distributions paid to shareholders and minority interests by $1.2 million. Giving effect to the current quarterly cash distribution rate and year 2000 debt service requirements as of December 31, 1999, the Company's cash flow from operations during 1999 would have exceeded its debt service requirements and distributions paid to shareholders and minority interests by $3.9 million.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         The Company and Genesis have entered into a three-year agreement that expires January 30, 2001, subject to annual renewals thereafter. The agreement provides Genesis with a right of first refusal to lease or manage any assisted living, independent living or skilled nursing facility financed or acquired by the Company within Genesis' markets unless the facility will be leased or managed by a seller or an affiliate of a seller. The agreement also provides the Company with (a) a right of first refusal to purchase and leaseback any assisted living, independent living or skilled nursing facilities which Genesis determines to sell and leaseback as part of a sale/leaseback transaction or transactions, excluding sale/leaseback transactions with commercial banking institutions; (b) a right to offer financing to Genesis and other developers of assisted and independent living facilities which, once developed, will be operated by Genesis; and (c) a right to offer financing to Genesis with respect to any new off-balance sheet financing of skilled nursing facilities currently owned by Genesis. Due, among other things, to a lack of available capital, the Company does not anticipate purchasing any additional facilities under this agreement.


6.  Investments in Unconsolidated Entities

         Summary combined financial information for unconsolidated entities accounted for by the equity method is as follows (dollars in thousands):

                 As of and for the year ended December 31, 1999

                                     ET                          ET Sub-          ET
                                Sub-Meridian,    ET Capital       Cabot      Sub-Cleveland
                                     LLP           Corp.        Park, LLC     Circle, LLC       Total
                               --------------  -------------  ------------- --------------  ------------
Current assets                       $ 124         $ 352           $   2           $  2         $ 480
Real estate properties (1)         106,547             -          17,115         14,129       137,791
Notes receivable                         -        12,358               -              -        12,358
Other assets                         1,110           117             514            490         2,231
Current liabilities                  1,260           414             504            463         2,641
Long-term debt (2)                 106,919         9,424          16,920         13,791       147,054
Total equity                        (2,106)        2,991             (61)           140           964
Rental revenue                       9,800             -           1,617          1,423        12,840
Interest income                         16         1,687              26             27         1,756
Interest expense                     8,633         1,289           1,387          1,070        12,379
Depreciation/amortization            3,514            14             560            462         4,550
Net income (loss)                   (2,341)          249            (313)           (91)       (2,496)
Percent ownership                      99%           95%             99%            99%

                                       94

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                As of and for the period ended December 31, 1998

                                     ET                          ET Sub-           ET
                                Sub-Meridian,   ET Capital        Cabot      Sub-Cleveland
                                     LLP           Corp.        Park, LLC      Circle, LLC     Total
                               -------------- -------------   -------------- -------------- -------------
Current assets                        $  -          $ 57           $   -           $  6          $ 63
Real estate properties (1)         110,024             -          17,670         14,646       142,340
Notes receivable                         -        12,537               -              -        12,537
Other assets                         1,169           127             504            474         2,274
Current liabilities                  1,458            21             496            577         2,552
Long-term debt (2)                 107,400         9,714          17,151         14,088       148,353
Total equity                           702         2,986             252            231         4,171
Rental revenue                       3,266             -             137            121         3,524
Interest income                          3           939               -              -           942
Interest expense                     2,859           687             127             98         3,771
Depreciation/amortization            1,170            11              46             39         1,266
Net income (loss)                     (760)          164             (36)           (16)         (648)
Percent ownership                      99%           95%             99%            99%

    (1)  Includes properties under capital lease.
    (2)  Includes capital lease obligations.


         In connection with ET Sub-Meridian's acquisition of seven skilled nursing facilities from Genesis, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss.

         As of December 31, 1999, ET Capital Corp. ("ET Capital") owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. ET Capital recorded interest income on the note of $1.0 million and $882,000 during 1999 and 1998, respectively. The borrower made all required interest payments during 1999 in accordance with the terms of the note.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         In September 1999, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida, which is guaranteed by Genesis, notified the borrower that it was in default of the loan due to the borrowers' failure to meet certain financial covenants. In November 1999, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital because of the default in the $40.0 million first trust mortgage loan. Subsequently, the senior lender extended the maturity date of the first mortgage trust loan from September 30, 1999 to March 28, 2000 to permit the AGE Institute of Florida time to obtain refinancing of the loan. A letter agreement dated December 22, 1999 made certain modifications and defined certain rights of the senior lender and ET Capital related to their respective loans to the AGE Institute of Florida. The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan and is seeking a further extension of the loan maturity date from the senior lender.

         In January 2000, the AGE Institute of Florida received a tax determination letter confirming its tax-exempt status. The Company understands from the AGE Institute of Florida that it is continuing to pursue tax-exempt and other financing sources to refinance the first and second trust mortgages. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital. Based on the Company's assessment of the fair value of the facilities securing the underlying loans, the Company believes that ET Capital's $7.8 million second trust loan is not impaired at December 31, 1999.

7.  Credit Facility

         On January 3, 2000, the term of the Company's bank credit facility (the "Credit Facility") was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At December 31, 1999 and 1998, the Company had $39.7 million and $90.2 million, respectively, outstanding under the Credit Facility.

         The Company paid financing fees and other related costs of approximately $2.0 million for various amendments to the Credit Facility, $1.5 million of which were amortized during 1999 and included as a component of 1999 interest expense.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 1999. The terms require the Company to make monthly payments of principal equal to .22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company is required to pay a monthly facility fee in an amount equal to .0625% of the outstanding balance. Re-borrowings are not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. As of the date of the agreement, the Company has available the entire $5.75 million, however, availability is restricted to certain specified purposes, including dividend distributions. Dividend distributions over the term of the loan are limited to $3.0 million plus 95% of the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000.

         Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The interest rate on borrowings outstanding under the Credit Facility at December 31, 1999 was 9.25%, 2.75% over one-month LIBOR. The interest rate on borrowings outstanding under the Credit Facility at December 31, 1998 was 7.36%, 1.80% over one-month LIBOR.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

8.       Mortgages and Bonds Payable

         The following is a summary of mortgages and bonds payable at December 31, 1999 and 1998 (dollars in thousands):

                                   Effective                   Balance at     Balance at
                                   Interest       Maturity      December       December
           Property                  Rate           Date        31, 1999       31, 1998
  ---------------------------    ------------   ------------  ------------  ------------
  Wayne NRC                          LIBOR
                                    +3.00%        12/2002         $4,600       $     -
  Pennsburg Manor NRC/               LIBOR
     Harston Hall NCH               +3.00%        12/2002         14,900             -
  Lopatcong Care Center              LIBOR
                                    +3.00%        12/2002         10,500             -
  DCMH Medical Office
     Building                        8.35%        11/2009          5,855             -
  Professional Office
     Building I                      8.35%        11/2009          2,581             -
  Pleasant View                      8.26%        10/2009          3,890             -
  Salisbury Medical Office
     Building                        8.16%        10/2009          1,047             -
  Heritage at North
     Andover                         8.26%        10/2009          8,747             -
  The Woodbridge
     Bonds due 2005                  7.81%  *      9/2005            833           889
     Bonds due 2025                  7.81%  *      9/2025          9,500         9,724
  Belvedere NRC/
     Chapel NRC                      8.46%        10/2009         18,928             -
  Belvedere NRC/
     Chapel NRC                      7.81%  *      7/2009              -        10,949
  Highgate at Paoli Pointe
     Series A Bonds                  7.81%  *      9/2025          9,878         9,963
  Riverview Ridge                    7.81%  *      1/2020          2,890         2,944
  Vernon Court                       5.80%  *      5/2025         14,357        14,618
  Lacey Branch Office Bldg.          7.81%  *     10/2022            499           507
                                                                --------       -------
       Total                                                    $109,005       $49,594
                                                                ========       =======

-------------------
* The stated interest rates on these mortgages are higher than the effective interest rates because they were adjusted to market rates when the loans were acquired by the Company.

         On September 9, 1999, the Company completed a $32.7 million financing of five properties, Pleasant View, Salisbury Medical Office Building, Heritage at North Andover, Belvedere NRC and Chapel NRC. One of the loans is collateralized by two of the properties. These mortgages have a ten-year term, a twenty-five year amortization period and a fixed weighted average interest rate of 8.37%. The Company incurred

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

approximately $634,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On October 5, 1999, the Company completed an $8.5 million financing of two properties, DCMH Medical Office Building and Professional Office Building I. These mortgage loans have a ten-year term, a twenty-five year amortization period and a fixed interest rate of 8.35%. The Company incurred approximately $242,000 in financing costs on this transaction, which is being amortized over the mortgages' ten-year life.

         On November 24, 1999, the Company completed a $30 million financing of four properties, Wayne NRC, Pennsburg Manor NRC, Harston Hall NCH and Lopatcong Care Center. One of the loans is collateralized by two of the properties. These mortgages have a three-year term, are interest-only and have a variable interest rate of 3.00% over one-month LIBOR (9.5% at December 31, 1999.) The variable interest rates are capped at 17.50%, 13.08%, and 11.98% on the individual mortgages of $4.6 million, $14.9 million and $10.5 million, respectively. The Company incurred approximately $552,000 in financing costs and $53,000 in interest rate cap fees on this transaction, which are being amortized over the mortgages' three-year life. The Company can at its option extend the term of the loan for one two-year period upon payment of a 50 basis point extension fee.

         During 1999, the Company recorded an extraordinary loss of $1.2 million, net of a minority interest benefit of $86,000, in connection with the prepayment of the Belvedere NRC/Chapel Hill NRC mortgage loan acquired during 1998.

         The Company's weighted average effective interest rate on mortgages and bonds payable was 8.4% and 7.2% at December 31, 1999 and 1998, respectively.

         Scheduled principal payments and bond sinking fund requirements are as follows (dollars in thousands):

                         2000                        $    986
                         2001                           1,148
                         2002                          31,243
                         2003                           1,338
                         2004                           1,437
                         Thereafter                    72,853
                                                     --------
                                                     $109,005
                                                     ========
9.       Notes Payable

         The Company has issued five $600,000 promissory notes to the sellers of the Heritage at North Andover property which the Company acquired on December 1, 1998. Interest only was paid monthly on these notes at an interest rate of 7%. The notes matured and were repaid on June 30, 1999.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

10.      Operating Lease

         The Company leases its corporate office space from Genesis under an operating lease, which expires on April 30, 2001. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. The following is a schedule of future minimum rental payments under the operating lease (dollars in thousands):

              Year ending December 31:
                     2000                                     $ 44
                     2001                                       15
                                                              ----
              Total minimum payments required                 $ 59
                                                              ====

11.      Share Option and Incentive Plan and Other Retirement Arrangements

         The Company established the 1998 share option and incentive plan (the "1998 Plan") for the purpose of attracting and retaining key executive officers and employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the 1998 Plan at December 31, 1999. In conjunction with the Offering, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the Offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 7,500 and 25,000 common shares were granted to a trustee and officer of the Company, respectively, during 1998 at an exercise price of $17.75 and $15.125 per share, respectively. These options vest ratably over three and five years respectively, and terminate ten years from the date of grant. Additional options of 231,500 were granted during 1999 to a key executive officer and employees of the Company at exercise prices ranging from $5.31 to $6.69 per share. These options vest over three to four years and terminate ten years from the date of grant or three month's after termination of employment. During 1999, options of 307,500 were cancelled upon the resignations of a former executive officer and a trustee.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

         The following summarizes the activity in the 1998 Plan for the years ended December 31, 1999 and 1998:

                                                      1999                  1998
                                                          Weighted               Weighted
                                                           Average                Average
                                                          Exercise               Exercise
                                               Shares      Price      Shares      Price
                                              -------------------------------------------
Options outstanding, beginning of year         536,500    $ 17.86           -          -
    Options granted                            231,500       6.50     536,500    $ 17.86
    Options exercised                                -          -           -          -
    Options forfeited                         (307,500)     17.99           -          -
                                              ------------------------------------------
Options outstanding, end of year               460,500    $ 12.06     536,500    $ 17.86
                                              ==========================================
Options exercisable, end of year               134,010    $ 16.73     252,300    $ 17.97
                                              ==========================================

Weighted average fair value of options
    granted during the year (calculated as
    of the grant date):                                   $  0.07                $  1.69

         Information regarding stock options outstanding and exercisable as of December 31, 1999 is as follows:

                                                               Exercise Price Range
                                                       --------------------------------------
                                                         $5.31-$6.69         $15.13-$18.81
                                                       -----------------    -----------------
Options outstanding at December 31, 1999:
     Shares                                                 231,500              229,000
     Weighted average exercise price                           6.50                17.69
     Weighted average remaining contractual life          9.8 years            8.1 years

Options exercisable at December 31, 1999:
     Shares                                                  11,859              122,151
     Weighted average exercise price                           5.31                17.83

         No compensation expense has been recognized for options granted under the 1998 Plan as the Company adopted the disclosure-only provisions of SFAS No. 123, "Stock Based Compensation" during 1998. Under SFAS No. 123, compensation expense of $106,000 and $443,000 would have been recorded in 1999 and 1998, respectively, for the 1998 Plan based upon the fair value of the option awards. Earnings per share would have been ($0.16) and $0.48 in 1999 and 1998, respectively, had the Company adopted the fair value provisions of SFAS No. 123. The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 1999 and 1998 using the following assumptions:

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                                                1999          1998
                                                            -------------------------
        Weighted average risk free interest rate                  6.2%          5.9%
        Expected volatility                                      21.0%         17.7%
        Expected dividend yield                                  11.4%          8.1%
        Weighted average expected life of options           3.89 years    3.65 years

         During 1999, the Company established the 1999 share option and incentive plan (the "1999 Plan") for the purpose of encouraging and enabling the officers, employees, non-employee trustees and other key persons of the Company to acquire a proprietary interest in the Company. As of December 31, 1999, a total of 350,000 common shares were reserved for issuance under the 1999 Plan. No shares were granted during 1999.

         The Company has established a defined contribution retirement plan covering all eligible employees. Under this plan, eligible employees may make contributions up to the Internal Revenue Service maximum, and the Company is required to make certain minimum contributions. Company contributions to this Plan were $16,000 and $14,000 in 1999 and 1998, respectively.

12.       Shareholder's Rights Plan

         On October 13, 1999, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to deter coercive and unfair hostile takeover tactics. Under the Rights Plan, the Company authorized and declared a distribution of one right for each of its outstanding common shares held on the record date of October 29, 1999. Each right entitles the holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preferred Share, $.01 par value per share, of the Company (which is intended to be the economic equivalent of one common share) at an initial purchase price of $35.

         The rights are neither exercisable nor traded separately from the common shares and will expire on October 13, 2009, unless exchanged or redeemed earlier. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common shares of the Company, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common shares, subject to certain exceptions. The Company generally may redeem the rights for $.0005 per right at any time until ten days following the public disclosure that the 15% position has been met. A total of 16,000 preferred shares are reserved for issuance under the rights.

13.      Distributions

         The Company must distribute at least 95% (90% for taxable years beginning after December 31, 2000) of its taxable income in order to continue to qualify as a REIT. Distributions in a given year may exceed the Company's earnings and profits due to non-

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

cash expenses such as depreciation and amortization. Per share distributions on the Company's common shares include the following categories for income tax purposes:

                                                               1999       1998
                                                             -------     ------
               Ordinary income                               $0.1232     $0.973
               Capital gains                                       -          -
               Return of capital                              1.3368          -
                                                             -------     ------
                                                             $1.4600     $0.973
                                                             =======     ======

         On January 13, 2000, the Board of Trustees declared a distribution of $0.30 per share for the period October 1, 1999 through December 31, 1999. The distribution was paid on February 15, 2000 to shareholders of record on January 28, 2000.

14.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            1999        1998
                                                          -------     -------

         Net income (loss) available for basic and
           diluted earnings per share                     ($1,030)     $3,973
                                                          =======     =======

         Shares for basic and diluted net
           earnings per share                               7,198       7,369
                                                          =======     =======

         Basic and diluted net income
           (loss) per share                                ($0.14)      $0.54
                                                          =======     =======

         The effect of outstanding share options is antidilutive and thus not reflected in the determination of weighted average common shares outstanding. The Operating Partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash at the Company's discretion.

15.      Repurchase of Common Shares

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company was authorized from time to time to repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. In March 1999, in light of the Company's cash position and Credit Facility negotiations, the Company suspended the share repurchase program. In November 1999, the Company reinstituted the share repurchase program on a limited basis. The Company completed this limited share

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

repurchase program in December 1999 with the repurchase of 82,100 common shares at an average price of $6.08. The Company repurchased and effectively retired 125,800 and 147,800 common shares for an aggregate purchase price of $923,000 and $1.7 million for the years ended December 31, 1999 and 1998, respectively. These shares are reflected as a reduction of shares issued and outstanding in these consolidated financial statements.

16.      Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments. The carrying amount of real estate loans receivable at December 31, 1999 approximates fair value because all of the loans mature within one year. The carrying amount of real estate loans receivable at December 31, 1998 approximated fair value as all the loans were acquired in 1998 and were priced at market rates based on their relative credit risk at that time.

         The carrying amounts of the Company's Credit Facility and variable rate mortgages payable at December 31, 1999 approximate fair value because the borrowings are interest rate variable. The fair value of the Company's fixed rate mortgages and bonds payable at December 31, 1999 is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of borrowing arrangements. The difference between the carrying amount and the fair value of the Company's fixed rate mortgages and bonds payable at December 31, 1999 is not significant. At December 31, 1998, the carrying amount of the Company's Credit Facility approximated fair value because the borrowings were interest rate variable. The carrying amount of the Company's fixed rate mortgages and bonds payable at December 31, 1998 approximated fair value because they were all acquired in 1998 and restated to a market interest rate at the time of acquisition based on their relative credit risk at that time. The notes payable carrying amount at December 31, 1998 approximated fair value because of their short term nature.

         The carrying amounts of the Company's interest rate cap agreements at December 31, 1999 approximate fair value based on quoted market prices.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

17.      Quarterly Financial Information (Unaudited)

         The following quarterly financial data summarize the unaudited quarterly results for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):



                                                                  Quarter ended
                                       -----------------------------------------------------------
                1999                   December 31    September 30      June 30         March 31
-------------------------------------- -----------    ------------    ------------    ------------
Revenues                                 $ 6,949         $ 7,022        $ 7,122          $ 7,048
Net income (loss) before                                  (1,832)
   extraordinary item                        436             617                             959
Net income (loss)                            436            (593)        (1,832)             959
Net income (loss) per share  before
   extraordinary item - basic and
   diluted                                  0.06            0.09          (0.25)            0.13
Net income (loss) per share - basic
   and diluted                              0.06           (0.08)         (0.25)            0.13
Distributions per share                    0.365           0.365          0.365            0.365



                                                                  Quarter ended
                                       -----------------------------------------------------------
                1998                   December 31    September 30      June 30         March 31
-------------------------------------- -----------    ------------    ------------    ------------
Revenues                                 $ 6,336         $ 6,302        $ 5,366          $ 3,230
Net income (loss)                            967           2,352          2,008           (1,354)
Net income (loss) per share - basic
   and diluted                              0.13            0.32           0.27            (0.18)
Distributions per share                    0.365           0.365          0.243                -

18.      Related Party Transactions

         In connection with the Offering, the Company issued and sold to Edward
B. Romanov, Jr., the Company's President, Chief Executive Officer, 200,000 common shares in a private placement at a per share price equal to the Offering price of $18.00 per share. Mr. Romanov paid for these shares with a 10-year recourse promissory note in favor of the Company, with interest only payable until maturity at an annual rate of 7%.

         In addition, Mr. Romanov, owned 118,750 units in the Operating Partnership at December 31, 1999 and 1998, which represented an interest of approximately 1.6% and 1.5%, respectively. Mr. Romanov received cash distributions from the Operating Partnership in the amount of $173,400 and $115,500 during 1999 and 1998, respectively.

         During the second quarter of 1999, Mr. Romanov resigned all positions with the Company and its subsidiaries, including President, Chief Executive Officer and a trustee of the Company, in order to pursue other business interests. In connection with Mr. Romanov's resignation, the Company, among other things, cancelled indebtedness in the amount of $2.6 million owed by Mr. Romanov to the Company. The Company recorded a nonrecurring charge of $2.8 million during 1999 in connection with the cancellation of

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

the $2.6 million of indebtedness and $200,000 in costs payable to third parties in connection with a separation agreement. Mr. Romanov's employment agreement was terminated concurrent with his resignation. Also, Mr. Romanov transferred his controlling interest in several entities to Mr. D. Lee McCreary as discussed below.

         Mr. McCreary acquired the controlling interest in ET Capital Corp. and ET Sub-Meridian, LLP from Mr. Romanov during 1999. As a result, Mr. D. Lee McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Additionally, Mr. McCreary also owns a 1% general partner interest in ET Sub-Meridian, through a limited liability company which he is the sole member. Also, after obtaining final approval from the Massachusetts Housing Finance Agency and the U.S. Department of Housing and Urban Development in January 2000, Mr. McCreary owns a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC.

         In addition, Mr. McCreary owns 12,000 units in the Operating Partnership at December 31, 1999 and 1998, which represented an interest of approximately 0.2%, and received cash distributions of $17,500 and $11,700 during 1999 and 1998, respectively.

19.      Minority Interest

         Immediately after the Offering the Company owned approximately 93.9% of the equity of the Operating Partnership. Subsequent to the Offering, an additional 31,445 Operating Partnership units were issued resulting in the Company owning approximately 93.3% and 93.4% at December 31, 1999 and 1998, respectively. The remaining ownership interests include interests owned directly or indirectly by directors and officers of the Company and Genesis. As of December 31, 1999 and 1998, there are 513,475 units owned by minority interests.

         Subject to certain limitations in the Operating Partnership Agreement the limited partners that hold units in the Operating Partnership have the right to require the redemption of their units at any time after March 30, 1999 ("Unit Redemption Rights"). The Operating Partnership's obligation with respect to the Unit Redemption Rights is that the limited partner will receive cash from the Operating Partnership in an amount equal to the market value of the units to be redeemed. However, in lieu of the Operating Partnership acquiring the units for cash, the Company has the right to elect to acquire the units directly from the limited partner, either for cash or common shares of ElderTrust at the Company's discretion.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

20.      Supplemental Cash Flow Information:

         Supplemental cash flow information for the year ended December 31, 1999 and period ended December 31, 1998 is as follows (amounts in thousands):

                                                                                    1999        1998
                                                                                ---------------------
Cash Paid For:
    Interest                                                                    $  11,814    $  5,412
                                                                                =====================
Non-Cash Investing and Financing Transactions:
    Note receivable relating to officer share purchase                          $       -    $  3,600
                                                                                =====================
    Assumption of debt in connection with acquisition
      of real estate properties                                                 $       -    $ 50,328
                                                                                =====================
    Units issued in connection with acquisition
      of real estate properties                                                 $       -    $ 10,511
                                                                                =====================
    Notes issued in connection with acquisition
      of real estate properties                                                 $       -    $  4,134
                                                                                =====================
    Non-cash transaction relating to the sale of partnership units:
        Accounts receivable                                                     $       -    $  3,000
                                                                                =====================
        Reduction in advances to unconsolidated entities                        $       -    $  1,690
                                                                                =====================
        Issuance of partnership units                                           $       -    $    375
                                                                                =====================
        Reduction in cost of real estate investments                            $       -    $    935
                                                                                =====================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the heading "Election of Trustees" in the Company's proxy statement to be filed with respect to the 2000 annual meeting of shareholders (the "Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are included in Part II, Item 8 of this report:

         (1)   Financial Statements:                                Page Number
                                                                    -----------
               Independent Auditors' Report                              80
               Consolidated Balance Sheets as of December 31,
                  1999 and 1998                                          81
               Consolidated Statements of Operations for the
                  year ended December 31, 1999 and the period
                  from January 30 to December 31, 1998                   82

               Consolidated Statements of Shareholders' Equity
                  for the year ended December 31, 1999 and the
                  period from January 30 to December 31, 1998            83
               Consolidated Statements of Cash Flows for the
                  year ended December 31, 1999 and the period
                  from January 30 to December 31, 1998                   84
               Notes to Consolidated Financial Statements                85

         (2) The following Financial Statement Schedules are included in Item 14 (d):

               Separate Financial Statements and Schedule for
                  ET Sub-Meridian Limited Partnership, L.L.P.
               Schedule III - Real Estate and Accumulated
                  Depreciation
               Schedule IV - Mortgage Loans on Real Estate

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3)   Exhibits:

               The exhibits filed with this report are listed in the exhibit index on page 110.

(b)      Current Reports on Form 8-K:

               The Company filed a report on Form 8-K dated
               October 13, 1999 announcing the adoption of the Shareholder's Rights Plan.

               The Company filed a report on Form 8-K dated
               November 24, 1999 announcing the adoption of a new distribution policy.

(c)      Exhibits:

               The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d)      Financial Statement Schedules:

               Financial statement schedules are included on pages S-1 through S-15.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2000.

                                                  ElderTrust
                                  -------------------------------------------
                                                  Registrant

                              By: /s/ D. Lee McCreary, Jr.
                                  -------------------------------------------
                                  President, Chief Executive Officer and Chief
                                    Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2000.

                              By:  /s/ D. Lee McCreary, Jr.
                                   ------------------------------------------
                                   D. Lee McCreary, Jr.
                                   President, Chief Executive Officer, Chief
                                   Financial Officer and Trustee
                                   (Principal Executive, Financial and
                                   Accounting Officer)

                              By:  /s/ Michael R. Walker
                                   ------------------------------------------
                                   Michael R. Walker
                                   Chairman of the Board


                              By:
                                   ------------------------------------------
                                   Rodman W. Moorhead, III
                                   Trustee

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
(a) 3.1        Amended and Restated Declaration of Trust of the Company
(a) 3.2        Amended and Restated Bylaws of the Company
(h) 4.1        Rights Agreement between ElderTrust and First Union
               National Bank, as Rights Agent
    4.2        Articles Supplementary for Classifying and Designating
               Series A Junior Participating Preferred Shares
(a) 10.1       Second Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership
(a) 10.2       Registration Rights Agreement between the Company and the persons named therein
(a) 10.3       1998 Share Option and Incentive Plan *
    10.4       1999 Share Option and Incentive Plan *
(a) 10.5       Non-Competition Agreement between the Company and Michael R.
               Walker*
(b) 10.6       Indemnification Agreement between the Company and each of its officers and trustees *
(b) 10.7       Form of Asset Transfer Agreement between the Operating
               Partnership and Genesis (Heritage Woods, Willowbrook, Riverview
               Ridge, Pleasant View, Rittenhouse, Lopatcong, Phillipsburg,
               Wayne, POB 1, Lacey Bank Building, Belvedere, Chapel Manor and
               Pennsburg Manor)
(b) 10.8       Plan of Asset Transfer and Contribution Agreement between the
               Operating Partnership and Senior LifeChoice dated as of
               September 25, 1997
(b) 10.9       Form of Asset Transfer Agreement between the Operating
               Partnership and certain limited partners in Senior LifeChoice of Paoli, L.P. and Senior LifeChoice of Kimberton, L.P. who are
               selling partnership interests for cash
(b) 10.10      Plan of Asset Transfer and Contribution Agreement among the
               Operating Partnership, GHV Associates and the partners in GHV
               Associates dated as of September 25, 1997
(b) 10.11      Plan of Asset Transfer and Contribution Agreement among the
               Operating Partnership and certain partners in Salisbury Medical
               Office Building General Partnership dated as of September 25,
               1997
(b) 10.12      Asset Transfer Agreement between the Operating Partnership and certain parties in Salisbury Medical Office Building General
               Partnership who are selling partnership interests for cash
(b) 10.13      Form of Term Loan Agreement (Mifflin and Coquina Center
               (Genesis))
(b) 10.13.1    Form of Secured Note (Mifflin and Coquina Center (Genesis))
(b) 10.13.2    Form of Mortgage and Security Agreement (Mifflin and Coquina
               Center (Genesis))
(b) 10.13.3    Form of Assignment of Rents and Leases (Mifflin and Coquina
               Center (Genesis))
(b) 10.13.4    Form of Collateral Assignment of Agreements Affecting Real Estate
               (Mifflin and Coquina Center (Genesis))
(b) 10.13.5    Form of Guaranty and Suretyship Agreement (Mifflin and Coquina
               Center (Genesis))
(b) 10.14      Form of Construction Loan Agreement (Oaks (Genesis))
(b) 10.14.1    Form of Secured Note (Oaks (Genesis))
(b) 10.14.2    Form of Mortgage and Security Agreement (Oaks (Genesis))
(b) 10.14.3    Form of Assignment of Rents and Leases (Oaks (Genesis))
(b) 10.14.4    Form of Collateral Assignment of Agreements Affecting Real Estate
               (Oaks (Genesis))
(b) 10.14.5    Form of Guaranty and Suretyship Agreement (Oaks (Genesis))

(b) 10.15      Form of Assignment and Assumption Agreement between the Operating
               Partnership and Genesis (Montchanin Construction Loan)
(a) 10.16      Assignment and Assumption Agreement between ET Capital Corp. and
               Genesis
(a) 10.16.1    Amendment of Working Capital Loan and Security Agreement among ET
               Capital Corp., Genesis and AGE Institute of Florida
(a) 10.16.2    Intercreditor Agreement among ET Capital Corp., Genesis and AGE
               Institute of Florida
    10.16.3    Intercreditor Agreement among ET Capital Corp., AGE Institute of
               Florida and Bank of America, N.A.
(a) 10.17      Right of First Refusal Agreement between the Operating
               Partnership and Genesis
(a) 10.18      Option Agreement to purchase Holton Point facility between the
               Operating Partnership and Genesis
(b) 10.19      Form of Minimum Rent Lease between the Operating Partnership and
               Genesis (Heritage Woods, Highgate at Paoli Pointe, Rittenhouse,
               Lopatcong, Phillipsburg and Wayne)
(b) 10.20      Form of Percentage Rent Lease between the Operating Partnership and Genesis (Willowbrook, Riverview Ridge and Pleasant View)
(b) 10.21      Form of Fixed Rent Lease between the Operating Partnership and
               Genesis (Salisbury Medical Office Building, Windsor Office
               Building and Windsor Clinic and Training Facility)
(a) 10.22      Credit Facility
(e) 10.23      First Amendment to Credit Facility
(a) 10.24      Cross Indemnification and Contribution Agreement between the
               Company and Genesis
(c) 10.25      Subordinated Promissory Note of ET Sub-Meridian payable to the
               Operating Partnership in the amount of $18.5 million
(c) 10.26      Agreement of Limited Partnership of ET Sub-Meridian
(c) 10.27      Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto
(c) 10.28      Indemnification Consent and Acknowledgment Agreement dated
               September 3, 1998 between the Operating Partnership and Genesis
(c) 10.29      Guarantee Agreement dated September 3, 1998 between Operating
               Partnership and ET Sub-Meridian
(c) 10.30      Subordinated Promissory Note of ET Sub-Meridian payable to
               Genesis in the amount of $8.5 million
(d) 10.31      Purchase and Sale Agreement dated as of June 12, 1998 by and among ElderTrust Operating Limited Partnership, Genesis Health
               Ventures, Inc., collectively "the Purchasers" and Cabot Park
               Limited Partnership, Cleveland Circle Assisted Living Limited
               Partnership, Heritage at the Falls Assisted Living Limited
               Partnership, Vernon Court Associated Partnership, and North
               Andover Assisted Living Limited Partnership, collectively "the
               Seller"
(d) 10.32      Amendment to the Purchase and Sale Agreement dated July 22, 1998 by and among ElderTrust Operating Limited Partnership, Genesis
               Health Ventures, Inc. and Robert A. Fishman, counsel for the
               Seller and the NDNE/ADS Entities
(d) 10.33      Second Amendment to the Purchase and Sale Agreement dated July
               22, 1998 by and among ElderTrust Operating Limited Partnership,
               Genesis Health Ventures, Inc. and Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities
(d) 10.34      Amendment to the Purchase and Sale Agreement dated November 30,
               1998 by and among ElderTrust Operating Limited Partnership,
               Genesis Health Ventures, Inc. and Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities

(d) 10.35      Assignment and Assumption of the Purchase and Sale Agreement by
               and between ElderTrust Operating Limited Partnership and Genesis
               Health Ventures, Inc. dated November 23, 1998
(e) 10.36      Operating Agreement of ET-Sub Vernon Court, L.L.C.
(e) 10.37      Operating Agreement of ET-Sub Cabot Park, L.L.C.
(e) 10.38      Operating Agreement of ET-Sub Cleveland Circle, L.L.C.
    10.39      Option Agreement by and between D. Lee McCreary, Jr. and the
               Operating Partnership to purchase Mr. McCreary's controlling ownership interest in ET-Sub Vernon Court, L.L.C.
(f) 10.40      Certificate of Designation for Class C (LIHTC) Units of
               ElderTrust Operating Limited Partnership
(f) 10.41      Second Amendment to Credit Agreement
(g) 10.42      Separation Agreement and Release dated July 29, 1999, by and among ElderTrust, ElderTrust Operating Limited Partnership and
               Edward B. Romanov, Jr.*
    10.43      Third Amendment to Credit Agreement
    10.44      Second Amendment to Second Amended and Restated Agreement of
               Limited Partnership of ElderTrust Operating Limited Partnership
    10.45      Employment Agreement between the Company and D. Lee McCreary, Jr.
               dated as of October 13, 1999*
    11.1       Computation of basic and diluted earnings per share for the year ended December 31, 1999 and the period from January 30, 1998 through December 31, 1998
    21.1       Subsidiaries of the Registrant
    23.1       Consent of KPMG LLP
    27.1       Financial Data Schedule

----------

*   Represents management contract or compensatory plan

(a) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(b) Incorporated by reference to the Company's Form S-11 Registration Statement (No. 333-37451).
(c) Incorporated by reference to the Company's Form 8-K filed on September 18, 1998.
(d) Incorporated by reference to the Company's Form 8-K filed on December 16, 1998.
(e) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(g) Incorporated by reference to the Company's Form 8-K filed on July 29, 1999.
(h) Incorporated by reference to the Company's Form 8-K filed on October 13,
    1999.

                          Independent Auditors' Report



The Partners
ET Sub-Meridian Limited Partnership, L.L.P.:

We have audited the accompanying balance sheet of ET Sub-Meridian Limited Partnership, L.L.P. (the Partnership) as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1999. We also have audited the related financial statement schedule
III. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ET Sub-Meridian Limited Partnership, L.L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             /s/ KPMG LLP
McLean, VA
January 14, 2000, except as to Note 4
  which is as of March 21, 2000

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                                  BALANCE SHEET
                                 (in thousands)

                                                                          December
                                                                             31,
                                                                            1999
                                                                       --------------
                                     ASSETS
Assets:
     Property under capital lease, less accumulated
         amortization                                                     $106,547
     Cash and cash equivalents                                                 124
     Restricted cash                                                         1,110
                                                                          ---------
                Total assets                                              $107,781
                                                                          =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
     Accounts payable and accrued expenses                                     126
     Accounts payable to related parties                                       317
     Rent received in advance                                                  817
     Capital lease obligations                                              64,373
     Notes payable                                                          24,970
     Note payable to related party                                          17,576
     Other liabilities                                                       1,708
                                                                          ---------
           Total liabilities                                               109,887

Partners' capital (deficit)                                                 (2,106)
                                                                          ---------
                Total liabilities and partners' capital (deficit)         $107,781
                                                                          =========











             The accompanying notes to financial statements are an
                       integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                             STATEMENT OF OPERATIONS
                                 (in thousands)





                                                                    Year ended
                                                                   December 31,
                                                                       1999
                                                                 -----------------
Revenues:
     Rental revenues                                                       $9,800
     Other income                                                              16
                                                                         ---------
        Total revenues                                                      9,816
                                                                         ---------

Expenses:
     Interest expense                                                       6,495
     Interest expense - related party                                       2,138
     Amortization expense                                                   3,514
     General and administrative                                                 2
     Management fee - related party                                             8
                                                                         ---------
        Total expenses                                                     12,157
                                                                         ---------

Net loss                                                                  ($2,341)
                                                                         =========





              The accompanying notes to financial statements are an
                       integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                          Year Ended December 31, 1999
                                  (in thousands)








                                                                        General           General
                                                                        Partner           Partner
                                                                     -------------      ------------
                                                    Limited          Toughkenamon,      ET Meridian,
                                                    Partner              L.L.C             L.L.C.         Total
                                                   ---------         -------------      ------------     -------
Balances at January 1, 1999                        $   690               $   -            $  12          $   702
  Capital contributions                                  -                   -                -                -
  Net loss                                          (2,318)                (12)             (11)          (2,341)
  Distributions                                       (449)                (18)               -             (467)
  Transfer of general partner interest                   -                   1               (1)               -
                                                   --------              ------           ------         --------
Balances at December 31, 1999                     ($ 2,077)             ($  29)           $   -         ($  2,106)
                                                   ========              ======           ======         ========




              The accompanying notes to financial statements are an
                       integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)




                                                                                                Year
                                                                                                ended
                                                                                               December
                                                                                               31, 1999
                                                                                             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 ($2,341)
     Adjustments to reconcile net loss to net cash provided by operating activities:
       Amortization                                                                             3,514
       Net changes in assets and liabilities:
           Accounts payable and accrued expenses                                                 (198)
           Accrued interest on capital lease obligations                                          (93)
           Other                                                                                   75
                                                                                              -------
                 Net cash provided by operating activities                                        957
                                                                                              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                              (37)
     Net decrease in reserve funds and deposits -restricted cash                                   59
                                                                                              -------
                 Net cash provided by investing activities                                         22
                                                                                              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                                   (467)
     Payments of principal on notes payable                                                      (388)
                                                                                              -------
                 Net cash used in financing activities                                           (855)
                                                                                              -------

Net increase in cash and cash equivalents                                                         124
Cash and cash equivalents, beginning of period                                                      -
                                                                                              -------
Cash and cash equivalents, end of period                                                        $ 124
                                                                                              =======

Supplemental cash flow information:
Cash paid for interest                                                                         $8,898




              The accompanying notes to financial statements are an
                       integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


1.  Organization and Operations

         ET Sub-Meridian Limited Partnership, L.L.P. (the "Partnership") was formed pursuant to the Virginia Revised Uniform Limited Partnership Act, as amended, on August 7, 1998 by and among ET Meridian, L.L.C., a Delaware limited liability company as the general partner, and ElderTrust Operating Limited Partnership as the limited partner (the "Limited Partner"). During 1999, ET Meridian, L.L.C. sold its general partner interest in the Partnership to Toughkenamon, L.L.C. (the "General Partner").

         The Partnership owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from a wholly-owned subsidiary of Genesis Health Ventures, Inc. ("Genesis") in September 1998 for $35.5 million in cash and issuance of $8.5 million in term loans. The owners of the skilled nursing facilities provided $17.7 million of financing to the Partnership in connection with this transaction. The purchase options are exercisable by the Partnership in September 2008 for a cash exercise price of $66.5 million. The Partnership subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

         All of the Partnership's assets at December 31, 1999 consisted of real estate properties under capital lease, which were subleased to Genesis. As such, the Partnership's revenues and ability to make distributions to partners' depend, in significant part, upon the revenues derived from Genesis. See Note 4. Additionally, Michael R. Walker serves as Chairman of the Board of Genesis and of ElderTrust.

2.  Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

         The Partnership considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




Restricted Cash

         Restricted cash represents future lease payments on the capital lease obligations and principal and interest payments on third party note payable to owners of the skilled nursing facilities required to be maintained in lockbox.

Properties Under Capital Lease

         Properties under capital lease consist of real estate properties, which are recorded at cost. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, external due diligence costs and market interest rate adjustments on assumed debt directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Amortization of properties under capital lease is provided for on a straight-line basis over an estimated composite useful life of 28.5 years for buildings and improvements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Partnership reviews its long-lived assets, which includes leased properties under capital lease, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Federal Income Taxes

         No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Subleases and Rental Income

         Real estate properties under capital lease are subleased to operators on a long-term triple net-lease basis. Triple net leases require lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. Subleases provide for minimum rent, based on the lesser of stated amounts in the sublease agreement or minimum rent for the prior year multiplied by two times the cumulative Consumer Price Index ("minimum rent leases"). Sublease payments are recognized as revenue as earned.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



3.  Properties Under Capital Lease

         The Partnership conducts all of its operations from properties, which are classified as capital leases. As of December 31, 1999, properties under capital lease consisted of seven skilled nursing facilities with a total of 1,176 beds located in two states. All of the leases are for 10 years and expire in 2008.

         The following is an analysis of properties under capital lease at December 31, 1999 by major class (dollars in thousands):

         Real estate properties, at cost                     $ 100,108
         Less-accumulated depreciation                          (4,684)
         Land                                                   11,123
                                                             ----------
              Net real estate properties                     $ 106,547
                                                             ==========

         The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the minimum lease payments as of December 31, 1999 (dollars in thousands):

                       2000                                           $ 4,245
                       2001                                             4,245
                       2002                                             4,245
                       2003                                             4,245
                       2004                                             4,245
                       Thereafter                                      83,177
                                                                      --------
                       Total minimum lease payments                   104,402
                       Less: amount representing interest
                             at 7.06% per annum                        40,029
                                                                      --------
                       Present value of minimum lease payments        $64,373
                                                                      ========

         The Partnership subleases these properties to operators pursuant to long-term triple net leases. At December 31, 1999, future minimum sublease payments receivable are as follows (dollars in thousands):

                       2000                        $ 9,800
                       2001                          9,800
                       2002                          9,800
                       2003                          9,800
                       2004                          9,800
                       Thereafter                   35,933
                                                   -------
                                                   $84,933
                                                   =======
                                       S-8

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




4.  Concentration of Risk

         Revenues recorded by the Partnership under leases with Genesis aggregated $9.8 million in 1999. The Partnership's revenues and ability to make distributions to partners' depends, in significant part, upon the revenues derived from Genesis.

         On March 21, 2000, Genesis announced the beginning of debt restructuring discussions with its senior lenders with the intention of revising its capital structure. Genesis also announced that it did not make a $3.8 million interest payment to its senior debt lenders due March 20, 2000. Genesis does not intend to make interest and principal payments on senior debt and has been prohibited by its senior lenders from making any scheduled interest payments on its publicly traded subordinated debt while discussions were ongoing. Genesis cited its inability to sell assets due to the lack of long-term care market financing and the continuing effect of reduced Medicare payments as the causes of these actions. The senior lenders have given Genesis a 60-day forbearance period to develop a restructuring plan.

         Shortly after the announcement, Moody's Investors Service issued a press release announcing that it had downgraded the debt ratings of Genesis. In its press release, Moody's indicated that the ratings outlook for Genesis was negative. Moody's stated that its rating action reflected the deterioration in the company's operating results and financial condition which has stemmed from the impact of the prospective payment system ("PPS") for Medicare combined with high leverage. Moody's noted that despite cost cutting efforts, operating margins for Genesis remain depressed, and planned asset divestitures have not materialized as anticipated. Moody's also stated that restructuring efforts could be adversely impacted by the currently difficult state of the long-term care sector, with several large providers already filing for bankruptcy in recent months. Standard & Poor's also downgraded the debt ratings of Genesis.

         Management of Genesis have advised the Partnership that they expect Genesis to continue to make all sublease payments to the Partnership. The Partnership has no control over Genesis, however, and can make no assurance that Genesis will have sufficient income or assets to enable it to satisfy its obligations under the subleases. Any failure by Genesis to continue making payments to the Partnership could have a significant adverse effect on the Partnership's financial condition, results of operations and cash available for distribution and could adversely affect the ability of the Partnership to meet its own debt obligations.

         If Genesis was to cease making sublease payments to the Partnership, the Partnership may be required to restructure or terminate the underlying subleases, in which event, the Partnership might be required to find new operators to operate the properties underlying the subleases. Under these circumstances, the Partnership's net income could decline as a result of such restructuring with Genesis or could decline due to rents obtainable from any new operator. Depending on the magnitude of the reduction in the Partnership's net income, the Partnership would seek to offset the effect of such reduction in net income on the Partnership's ability to meet its debt service requirements through asset sales or through other available means. The Partnership believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due over the next twelve months.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



5. Notes Payable

         The Partnership partially financed the acquisition of properties under capital lease with notes payables of $8.5 million to Genesis, $17.7 million to the owners of the skilled nursing facilities and $17.6 million to the Limited Partner. The $8.5 million promissory note bears interest at an annual rate of 8.0% for the first year, 9.0% for the second year and 10.0% for remainder of the term of the note, with interest payable monthly through September 3, 2003. The note is guaranteed by the Limited Partner. The $17.7 million promissory note bears interest at 7.06% annually, with principal and interest payable monthly through September 1, 2008. The $17.6 million subordinated demand loan payable to the Limited Partner bears interest at 12% per annum and is due on demand. Under the terms of a modification to the $8.5 million promissory note agreement, the principal payment due on September 3, 1999 was extended until the maturity date of September 3, 2003 and the interest rate on the note was increased to 10% effective September 3, 1999.

6.  Partners' Capital

         The Partnership percentage interests of the partners are as follows:


                 General Partner                                     1%
                 Limited Partner                                    99%
                                                                   ----
                                                                   100%
                                                                   ====

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




Distribution of Cash:

         Cash flow, as defined in the partnership agreement, shall be distributed to the partners in proportion to their percentage interests.

         At December 31, 1999, distributions due but not paid to the Limited Partner totaled $836,000.

Distribution of Income or Loss:

         Net income or net loss of the partnership shall be distributed to the partners in proportion to their percentage interests.

7.  Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents and restricted cash approximates fair value based on the short-term nature of these investments.

         The fair value of the Partnership's notes payable at December 31, 1999 is estimated using discounted cash flow analysis and currently prevailing rates. The difference between the carrying amount and the fair value of the Partnership's notes payable at December 31, 1999 is not significant.

8.  Related Party Transactions

         During 1999, the Partnership paid management fees of $8,000 to the Limited Partner for administrative services provided to the Partnership. The Limited Partner is a 93% owned subsidiary of ElderTrust.

         At December 31, 1999, Mr. D. Lee McCreary, the President, Chief Executive Officer and Chief Financial Officer of ElderTrust, was the sole member of the limited liability company which owned the 1% general partner interest in the Partnership. Mr. McCreary acquired the controlling interest in the Partnership from Mr. Edward B. Romanov, Jr., the former President and Chief Executive Officer of ElderTrust, during 1999 for $20,000.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)


                                     Initial Cost to Company                  Gross Amount at Which Carried at Close of Period
                                     -----------------------        Cost      ------------------------------------------------
                                                                 Capitalized
                                                  Buildings and  Subsequent to         Buildings and              Accum.
    Description      Encumbrances        Land     Improvements   Acquisition   Land    Improvements   Total (1)  Deprec. (2)
-----------------------------------------------------------------------------------------------------------------------------
Skilled Nursing Facilities:
   La Plata, MD            $9,208       $1,306      $11,751         $4        $1,306      $11,755      $13,061        $550
   Voorhees, NJ            12,173        1,745       15,699          6         1,745       15,705       17,450         735
   Centerville, MD         10,033        1,424       12,809          5         1,424       12,814       14,238         600
   Dundalk, MD             13,484        1,916       17,241          6         1,916       17,247       19,163         807
   Towson, MD               3,883          546        4,912          2           546        4,914        5,460         230
   Severna Park, MD        12,958        1,841       16,567          6         1,841       16,573       18,414         775
   Westfield, NJ           16,484        2,345       21,092          8         2,345       21,100       23,445         987
                    --------------------------------------------------   ------------------------------------- -----------
Grand Total               $78,223      $11,123     $100,071       $ 37       $11,123     $100,108     $111,231      $4,684
                     =============   =================================   ===================================== ===========



                               [RESTUBBED TABLE]


                           Orig. Construct./   Date
    Description            Renovation Date    Acquired
-------------------------------------------------------
Skilled Nursing Facilities:
   La Plata, MD                      1983       Sep-98
   Voorhees, NJ                 1986/1988       Sep-98
   Centerville, MD         1977/1983/1991       Sep-98
   Dundalk, MD                       1981       Sep-98
   Towson, MD                   1972-1973       Sep-98
   Severna Park, MD                  1982       Sep-98
   Westfield, NJ           1970/1980/1994       Sep-98

Grand Total


(1) The aggregate cost for Federal income tax purposes is $3,177.
(2) Depreciation expense is calculated using a 28.5 year composite life for buildings.

The following represents a rollforward of the balance of properties under capital lease and related amortization from January 1, 1999 to December 31, 1999:

                                                                                     Accumulated
                                                               Cost Basis           Amortization
                                                            -----------------    --------------------
   Balance at January  1, 1999                                     $ 111,194                  $1,170

   Additions during period
        Acquisitions                                                      37                   3,514
        Improvements                                                       -                       -
                                                                   ----------                 -------
   Balance at December 31, 1999                                    $ 111,231                  $4,684
                                                                   ==========                 =======

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                     Initial Cost to Company          Cost      Gross Amount at Which Carried at Close of Period
                                     -----------------------       Capitalized  ------------------------------------------------
                                                  Buildings and   Subsequent to          Buildings and              Accum.
    Description      Encumbrances         Land    Improvements    Acquisition   Land     Improvements   Total (1)   Deprec. (2)
----------------------------------------------------------------------------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA              $    - (3)   $1,249      $11,243      $    -        $1,249       $11,243     $12,492        $756
   Clark's Summit, PA           - (3)      645        5,802          18           645         5,820       6,465         391

   Wilkes-Barre, PA         2,724          662        5,932           -           662         5,932       6,594         365
   Paoli, PA                9,680        1,128       10,079           -         1,128        10,079      11,207         678
   Kimberton, PA            9,945        1,239       10,834           1         1,239        10,835      12,074         729
   North Andover, MA        8,770        1,194       10,729           3         1,194        10,732      11,926         408
   Newton, MA              13,964        1,793       16,091           5         1,793        16,096      17,889         612
                     -------------   ----------------------------------   ------------------------------------- -----------
     Subtotal              45,083        7,910       70,710          27         7,910        70,737      78,647       3,939
                     -------------   ----------------------------------   ------------------------------------- -----------

Independent Living Facility:
   Concord, NH              3,900          407        3,667           -           407         3,667       4,074         247

Skilled Nursing Facilities:
   Philadelphia, PA             - (3)      985        8,821           -           985         8,821       9,806         595
   Lopatcong, NJ           10,500        1,490       13,406           -         1,490        13,406      14,896         902
   Phillipsburg, NJ             -          679        6,110          10           679         6,120       6,799         411
   Wayne, PA                4,600          662        5,921       1,761           662         7,682       8,344         410
   Chester, PA             18,975 (4)    1,187       10,670           -         1,187        10,670      11,857         717
   Philadelphia, PA             - (4)    1,230       11,074           -         1,230        11,074      12,304         745
   Flourtown, PA           14,900 (5)      784        7,052           -           784         7,052       7,836         474
   Pennsburg, PA                - (5)    1,091        9,813           -         1,091         9,813      10,904         660
                    ---------------------------------------------------   ------------------------------------- -----------
     Subtotal              48,975        8,108       72,867       1,771         8,108        74,638      82,746       4,914
                     -------------   ----------------------------------   ------------------------------------- -----------

Medical Office and Other Buildings:
   Upland, PA               2,585            -        4,383          72             -         4,455       4,455         299
   Drexel Hill, PA          5,865            -        8,132          26             -         8,158       8,158         548
   Salisbury, MD            1,050          135        1,212           -           135         1,212       1,347          81
   Windsor, CT                  - (3)        -        1,481           -             -         1,481       1,481          94
   Windsor, CT                  - (3)       33          295           -            33           295         328          20
   Forked River, NJ           494           62          563           -            62           563         625          38
                     -------------   ----------------------------------   ------------------------------------- -----------
     Subtotal               9,994          230       16,066          98           230        16,164      16,394       1,080
                     -------------   ----------------------------------   ------------------------------------- -----------

                     -------------   ----------------------------------   ------------------------------------- -----------
Grand Total              $107,952      $16,655     $163,310      $1,896       $16,655      $165,206    $181,861     $10,180
                     =============   ==================================   ===================================== ===========

(1) The aggregate cost for Federal income tax purposes is $173,345.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3) Encumbered by the Credit Facility in the aggregate amount of $100.5 million.
(4) This is a single note which covers both properties.
(5) This is a single note which covers both properties.

                               [RESTUBBED TABLE]

                                                   Orig. Construct./    Date
    Description                                    Renovation Date    Acquired
-------------------------------------------------------------------------------
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

     Subtotal


Independent Living Facility:
   Concord, NH                                          1926          Jan-98

Skilled Nursing Facilities:
   Philadelphia, PA                                1930/1993          Jan-98
   Lopatcong, NJ                                   1984/1992          Jan-98
   Phillipsburg, NJ                                1930/1993          Jan-98
   Wayne, PA                                       1920/1999          Jan-98
   Chester, PA                                     1960/1983          Jan-98
   Philadelphia, PA                                     1973          Jan-98
   Flourtown, PA                                   1977/1991          Jan-98
   Pennsburg, PA                                        1982          Jan-98

     Subtotal


Medical Office and Other Buildings:
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

     Subtotal



Grand Total


                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1999 (continued)
                             (dollars in thousands)



The following represents a rollforward of the balance of real estate properties and related accumulated depreciation from January 1, 1998 to December 31, 1999:

                                                                                    Accumulated
                                                             Cost Basis             Depreciation
                                                         -------------------    ---------------------
Balance at January 1, 1998                                                -                        -

Additions during period
     Acquisitions                                                 $ 180,426                  $ 4,442
     Improvements                                                       147                        2
                                                                  ----------                 --------

Balance at December 31, 1998                                        180,573                    4,444
                                                                  ----------                 --------

Additions during period
     Acquisitions                                                         -                    5,723
     Improvements                                                     1,288                       13
                                                                  ----------                 --------

Balance at December 31, 1999                                      $ 181,861                  $10,180
                                                                  ==========                 ========

                                   ELDERTRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1999
                             (dollars in thousands)

                                                                         Final      Periodic
                                                Number of    Interest   Maturity     Payment
Description                                        Beds       Rate        Date        Term   Prior Liens
-------------------------------------------------------------------------------------------------------------
Term Loans - Assisted Living Facilities:
Melbourne, FL                                       92        9.50%      4/2000        (2)      None
Shillington, PA                                     67        9.50%      4/2000        (2)      None
Ormond Beach, FL                                    60        9.50%      4/2000        (2)      None
Macungie, PA                                        70       10.50%      4/2000        (2)      None
Reading, PA                                         64       10.50%      4/2000        (2)      None
                                                   ---
     Subtotal                                      353
                                                   ---

Construction Loans - Assisted Living Facilities:
Wyncote, PA                                         52        9.00%      1/2001        (2)      None
Wilmington, DE                                      92       10.50%      8/2000        (3)      None
Pottstown, PA                                       70       10.50%      1/2001        (2)      None
                                                   ---
     Subtotal                                      214
                                                   ---

Grand Total                                        567
                                                   ===

                           [RESTUBED FOR TABLE ABOVE]

                                                                Carrying Amount       Loans Subject to
                                                Face Amount     of Mortgages at      DelinquentPrincipal
Description                                     of Mortgages  December 31, 1999(1)        or Interest
--------------------------------------------------------------------------------------------------------
Term Loans - Assisted Living Facilities:
Melbourne, FL                                     $ 4,828           $ 4,828                    -
Shillington, PA                                     5,164             5,164                    -
Ormond Beach, FL                                    4,577             4,577                    -
Macungie, PA                                        6,665             6,665                    -
Reading, PA                                         6,269             6,167                    -
                                                  -------------------------
     Subtotal                                      27,503            27,401
                                                  -------------------------

Construction Loans - Assisted Living Facilities:
Wyncote, PA                                         5,380             5,033                    -
Wilmington, DE                                      9,500             9,496                    -
Pottstown, PA                                       6,511             6,716                    -
                                                  -------------------------
     Subtotal                                      21,391            21,245
                                                  -------------------------

Grand Total                                       $48,894           $48,646
                                                  =========================

(1) The aggregate cost for Federal income tax purposes is $48,646.
(2) Interest only payable to maturity date. The Company previously had the obligation to purchase the facility upon maturity or once stabilized occupancy was achieved, as described in the loan agreement.
(3) Interest only payable to maturity date. The Company has the option to purchase the facility at maturity as described in the loan agreement.

Mortgage loan activity for the years ended December 31, 1999 and 1998 is as follows:

                                                 1999                1998
                                               -------             -------
    Balance, beginning of year                 $47,899             $     -
       Additions during the period:
           New mortgage loans                    5,095              50,213
           Other                                     -                   -

       Deductions during the period:
            Collections of principal            (4,348)             (2,314)
                                               -------             -------

    Balance, end of year                       $48,646             $47,899
                                               =======             =======