Form 10-Q
period 2000-03-31
ELDERTRUST
filed 2000-05-15
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

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

                        Yes   X                    No
                             ---                      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at April 30, 2000
--------------------------------------       ---------------------------------
Common shares of beneficial interest,                     7,119,000
     $0.01 par value per share

Exhibit index is located on page 28

                                   ELDERTRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                          Page
PART I:         FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of March 31, 2000 and
                           December 31, 1999.........................................................        1

                    Condensed Consolidated Statements of Operations for the three
                           months ended March 31, 2000 and 1999......................................        2

                    Condensed Consolidated Statements of Cash Flows for the three
                           months ended March 31, 2000 and 1999......................................        3

                    Notes to Unaudited Condensed Consolidated Financial Statements...................        4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.......................................................        7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................       25

PART II:        OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...................................................       26

SIGNATURES...........................................................................................       27

EXHIBIT INDEX........................................................................................       28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                   ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                                      March 31,       December 31,
                                                                                       2000               1999
                                                                                     ---------         ---------
                                     ASSETS
Assets:
     Real estate properties, at cost                                                 $ 165,245         $ 165,206
     Less - accumulated depreciation                                                   (11,629)          (10,180)
     Land                                                                               16,655            16,655
                                                                                     ---------         ---------
            Net real estate properties                                                 170,271           171,681
     Real estate loans receivable                                                       48,646            48,646
     Cash and cash equivalents                                                           2,677             3,605
     Restricted cash                                                                     7,100             7,194
     Accounts receivable                                                                   496               629
     Accounts receivable from unconsolidated entities                                    1,265             1,068
     Prepaid expenses                                                                    1,130             1,000
     Investment in and advances to unconsolidated entities                              30,314            31,129
     Other assets, net of accumulated amortization and depreciation of $2,333
         and $2,148, respectively                                                        1,530
                                                                                                           1,835
                                                                                     ---------         ---------
                Total assets                                                         $ 263,734         $ 266,482
                                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank credit facility                                                            $  39,495         $  39,670
     Accounts payable and accrued expenses                                               1,513             1,535
     Accounts payable to unconsolidated entities                                            13                13
     Mortgages and bonds payable                                                       108,675           109,005
     Notes payable to unconsolidated entities                                            1,064             1,079
     Other liabilities                                                                   3,298             3,751
                                                                                     ---------         ---------
           Total liabilities                                                           154,058           155,053
                                                                                     ---------         ---------

Minority interest                                                                        7,856             7,989

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares authorized; none
         outstanding                                                                      --                --
     Common shares, $.01 par value; 100,000,000 shares authorized; 7,119,000
         shares issued and outstanding                                                      71                71
     Capital in excess of par value                                                    119,106           119,106
     Distributions in excess of earnings                                               (16,367)          (14,747)
     Note receivable from former officer for common shares sold                           (990)             (990)
                                                                                     ---------         ---------
           Total shareholders' equity                                                  101,820           103,440
                                                                                     ---------         ---------
                Total liabilities and shareholders' equity                           $ 263,734         $ 266,482
                                                                                     =========         =========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                    Three months ended March 31,
                                                                 ---------------------------------
                                                                      2000              1999
                                                                 --------------    ---------------
Revenues:
     Rental revenues                                                     $4,680             $4,623
     Interest, net of amortization of deferred loan
        origination costs                                                 1,319              1,465
     Interest from unconsolidated equity investees                          947                941
     Other income                                                            58                 19
                                                                 --------------    ---------------
        Total revenues                                                    7,004              7,048
                                                                 --------------    ---------------

Expenses:
     Property operating expenses                                            294                298
     Interest expense, including amortization of deferred
       finance costs                                                      3,387              2,935
     Depreciation                                                         1,454              1,440
     General and administrative                                             647                753
                                                                 --------------    ---------------
        Total expenses                                                    5,782              5,426
                                                                 --------------    ---------------

Net income before equity in losses of unconsolidated entities
     and minority interest                                                1,222              1,622

Equity in losses of unconsolidated entities, net                           (666)              (593)
Minority interest                                                           (40)               (70)
                                                                 --------------    ---------------

Net income                                                                 $516               $959
                                                                 ==============    ===============

Basic and diluted weighted average number of common   shares
     outstanding                                                          7,119              7,215
                                                                 ==============    ===============

Net income per share - basic and diluted                                  $0.07              $0.13
                                                                 ==============    ===============




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                             ---------------------------
                                                                                                2000            1999
                                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                      $516           $959
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                              1,646          1,781
         Minority interest and equity in losses from unconsolidated entities                          706            663
         Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                                  (206)          (461)
           Accounts payable and accrued expenses                                                      (22)           347
           Other                                                                                     (445)           (39)
                                                                                             ------------   ------------
                 Net cash provided by operating activities                                          2,195          3,250
                                                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in real estate loans receivable                                                         -         (2,822)
     Capital expenditures                                                                             (49)          (438)
     Proceeds from collection on advances to unconsolidated entities                                  149             34
     Net decrease (increase) in reserve funds and deposits - restricted cash                           94         (1,090)
     Other                                                                                              -            155
                                                                                             ------------   ------------
                 Net cash provided by (used in) investing activities                                  194         (4,161)
                                                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of deferred financing fees                                                              (488)        (1,330)
     Borrowings under Credit Facility                                                                   -          5,618
     Payments under Credit Facility                                                                  (175)              -
     Payments on mortgages and bonds payable                                                         (330)          (312)
     Distributions to shareholders                                                                 (2,136)        (2,628)
     Distributions to minority interests                                                             (173)          (188)
     Repurchases of common shares                                                                       -           (424)
     Other                                                                                            (15)           (37)
                                                                                             ------------   ------------
                   Net cash provided by (used in) financing activities                             (3,317)           699
                                                                                             ------------   ------------

Net decrease in cash and cash equivalents                                                            (928)          (212)
Cash and cash equivalents, beginning of period                                                      3,605          2,272
                                                                                             ------------   ------------
Cash and cash equivalents, end of period                                                           $2,677         $2,060
                                                                                             ============   ============


Supplemental cash flow information:
Cash paid for interest                                                                             $3,266         $2,589




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements do not include all of the footnotes for complete financial statements. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2000.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. Mr. McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Mr. McCreary also owns a 1% general partner interest in ET Sub-Meridian, LLP and a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, through a limited liability company of which he is the sole member. As the Company also has an option to acquire Mr. McCreary's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's condensed consolidated financial statements at March 31, 2000.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Summary combined financial information as of and for the three months ended March 31, 2000 for these unconsolidated entities is as follows (dollars in thousands):

                                          ET Sub-                          ET Sub-         ET Sub-
                                         Meridian,      ET Capital         Cabot          Cleveland
                                           LLP             Corp.          Park, LLC      Circle, LLC     Total
                                         --------       ----------        ---------      -----------     -----
Current assets                             $ 121             $368              $6              $5          $500
Real estate properties (1)               105,669                -          16,975          14,013       136,657
Notes receivable                               -           12,309               -               -        12,309
Other assets                               1,244              115             550             519         2,428
Total assets                             107,034           12,791          17,531          14,538       151,894
Current liabilities                        1,892              426             530             472         3,320
Long-term debt (2)                       106,224            9,379          16,869          13,723       146,195
Total equity                              (2,791)           2,986            (138)            117           174
Rental revenue                             2,450                -             410             361         3,221
Interest income, ElderTrust (3)                -              160               -               -           160
Interest income, other                         5              256               6               6           273
Interest expense, ElderTrust (3)             533              316             138              80         1,067
Interest expense, other                    1,660                -             207             185         2,052
Depreciation/amortization                    878                3             140             115         1,136
Net income (loss)                           (631)              57             (76)            (21)         (671)
Percent ownership                            99%              95%             99%             99%

    (1)  Includes properties under capital lease.
    (2)  Includes capital lease obligations.
    (3)  Includes ElderTrust and its unconsolidated subsidiaries.

3.  Credit Facility

         At March 31, 2000, the Company had $39.5 million outstanding under its bank credit facility (the "Credit Facility"). The interest rate on borrowings outstanding under the Credit Facility at March 31, 2000 was 8.69%, 2.75% over one-month LIBOR. Any borrowings under the $5.75 million revolving credit portion of the Credit Facility are subject to prior approval from the issuing bank.

         On January 3, 2000, the term of the Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. The Company paid financing fees and other related costs of approximately $488,000 for the three months ended March 31, 2000 primarily in connection with the January 3, 2000 amendment to the Credit Facility. Unamortized deferred financing costs in connection with the Credit Facility and mortgages payable aggregated approximately $1.8 million at March 31, 2000. Deferred financing costs of $153,000 were amortized during the three months ended March 31, 2000 and included as a component of interest expense.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                     For the three months ended
                                                              March 31,
                                                    -------------    -------------
                                                        2000             1999
                                                    -------------    -------------
 Net income available for basic and diluted
     earnings per share                                     $516             $959
                                                    =============    =============

Weighted average common shares outstanding for
     basic and diluted net income per share                7,119            7,215
                                                    =============    =============

Basic and diluted net income per share                     $0.07            $0.13
                                                    =============    =============

         The effect of dilutive outstanding share options is reflected in the determination of weighted average common shares outstanding for the diluted net income per share calculation. The operating partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash at the Company's discretion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

         o   general economic, business and regulatory conditions;
         o the Company's ability to pay-off or refinance the Credit Facility when it becomes due on June 30, 2001;
         o the financial condition of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant;
         o the ability of Genesis and The Multicare Companies, Inc. ("Multicare") to restructure their operations and continue to make lease and loan payments to the Company;
         o   interest rates;
         o   availability, terms and use of capital;
         o   federal and state government regulation;
         o   changes in Medicare and Medicaid reimbursement programs; and
         o   competition.

         Refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Company's judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through the Operating Partnership, of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2000, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans.

         Approximately 70% of the Company's consolidated assets at March 31, 2000 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). Revenues recorded by the Company in connection with these leases and borrowings aggregated $4.7 million for the three months ended March 31, 2000. In addition, unconsolidated entities of the Company which are accounted for by the Company using the equity method of accounting (the Company's "Equity Investees") have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

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

         If Genesis and Multicare were to cease making lease and loan payments to the Company, the Company may be required to restructure or terminate the underlying leases and may foreclose on the loans, in which event, the Company might be required to find new operators to operate the properties underlying the leases and loans. Under these circumstances, the Company's net income could decline as a result of such restructuring with Genesis or Multicare or could decline due to rents obtainable from any new operator. Depending on the magnitude of the reduction in the Company's net income, the Company would seek to offset the effect of such reduction in net income on the Company's ability to meet its debt service requirements by reducing the cash distributions paid to the Company's shareholders and minority interests, through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due during 2000. See "Summary Condensed Consolidated Financial Data of Genesis."

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at March 31, 2000 of approximately $347,000 which it expects to fund with cash flows from operations and funds available under the Credit Facility. The Company also was obligated, or has an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long-term leases. The Company is currently negotiating with Genesis to restructure seven of these relationships. See "Liquidity and Capital Resources."

         The Company intends to declare and pay distributions to its shareholders in amounts not less than the amounts required to maintain REIT status. The amount and timing of distributions will depend upon various factors, however, including the Company's cash available for distribution. The interest rate, loan extension fee and loan principal amortization under the terms of the Credit Facility extension, as well as the higher interest expense under the mortgage refinancings of eleven properties during the last half of 1999, have reduced the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions at current levels. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk." Due to the uncertainty of the Genesis and Multicare situation, as well as the continued uncertainty in the long-term care financing environment as a whole, the Company can provide no assurances as to future dividend levels. There can be no assurance that the Company will be able to continue making distributions to its common shareholders at current levels or at all. See "Liquidity and Capital Resources."

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

Investments in Equity Investees

         The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting in the unaudited condensed consolidated financial statements included herein.

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital. The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of March 31, 2000, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. ET Capital recorded interest income on the note of $256,000 and $254,000 during the three months ended March 31, 2000 and 1999, respectively. The borrower made all required interest payments due through March 31, 2000 in accordance with the terms of the note.

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

         In January 2000, the AGE Institute of Florida received a tax determination letter confirming its tax-exempt status. The Company understands from the AGE Institute of Florida that it is continuing to pursue tax-exempt and other financing sources to refinance the first and second trust mortgages. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital. Based on the Company's assessment of the fair value of the facilities securing the underlying loans, the Company believes that ET Capital's $7.8 million second trust loan is not impaired at March 31, 2000.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.5 million at March 31, 2000 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at March 31, 2000 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.6 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         The Company recorded $316,000 and $320,000 in interest income for the three months ended March 31, 2000 and 1999, respectively, on the notes payable from ET Capital. The Company also recorded income of $54,000 and $59,000 related to the portion of its equity interest in ET Capital's results of operations for three months ended March 31, 2000 and 1999, respectively. See Note 2 of the Company's unaudited condensed consolidated financial statements included herein.

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

         The Company recorded losses of $625,000 and $557,000 related to the portion of its equity interest in ET Sub-Meridian's results of operations for the three months ended March 31, 2000 and 1999, respectively. ET Sub-Meridian has real estate investments and long-term debt of $105.7 million and $106.2 million, respectively, at March 31, 2000. See Note 2 of the Company's unaudited condensed consolidated financial statements included herein. At March 31, 2000, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $533,000 and $527,000 in interest income on this loan for the three months ended March 31, 2000 and 1999, respectively.

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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's unaudited condensed consolidated financial statements at March 31, 2000. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's unaudited condensed consolidated financial statements at March 31, 2000.

         Three of these limited liability companies have subordinated demand loans in the aggregate amount of $5.1 million with the Company at March 31, 2000, bearing interest at 12% per annum. The Company recorded $95,000 and $94,000 in interest income for the three months ended March 31, 2000 and 1999, respectively, in connection with the demand loans, aggregating $3.1 million at March 31, 2000, payable to the Company by the two unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans payable to ET Capital aggregating $4.5 million at March 31, 2000, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $95,000 and $93,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the three months ended March 31, 2000 and 1999, respectively. These two entities have real estate investments and aggregate long-term debt of $31.0 million and $30.6 million, respectively, at March 31, 2000. See Note 2 of the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

         Three months ended March 31, 2000 compared with the three months ended March 31, 1999

              Revenues

         Interest income of $1.3 million, net of amortization of deferred loan costs of $39,000, was earned for the three months ended March 31, 2000. This represented a 10.0% decrease from $1.5 million for the corresponding period in 1999. This decrease was primarily comprised of a $43,000 decrease in interest earned on construction loans, resulted from the 1999 sale of a construction loan receivable to a commercial bank, partially offset by additional funding of one construction loan during 1999, a $42,000 decrease in interest earned on a note receivable from a former officer resulting from the 1999 cancellation of indebtedness payable by the former officer to the Company of $2.6 million and a $52,000 decrease in interest earned on a third party receivable which was paid in 1999.
              Expenses

         Interest expense, which included amortization of deferred financing costs of $153,000, was $3.4 million for the three months ended March 31, 2000. This represented a 15.4% increase in interest expense from $2.9 million for the corresponding period in 1999. This increase was primarily due to higher interest expense on third-party debt of $610,000 resulting from the refinancing of eleven properties during the last half of 1999 at higher interest rates and a higher interest rate on the variable-rate Credit Facility partially offset by a decrease in amortization of deferred financing costs of $158,000. During the last half of 1999, the Company completed refinancings of $41.2 million on seven properties with a fixed weighted average interest rate of 8.37% and $30.0 million on four properties with a variable interest rate of 3.00% over one-month LIBOR. Approximately $55.1 million of the debt proceeds were used to pay down the Company's outstanding Credit Facility, with a variable interest rate of 1.80% to 2.75% over one-month LIBOR during 1999, and approximately $10.4 million was used to pay-off an existing mortgage with an effective interest rate of 7.81%. The weighted average interest rate on outstanding third-party debt increased from 6.9% at March 31, 1999 to 8.4% at March 31, 2000. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% to 2.75% over one-month LIBOR and an increase in the one-month LIBOR from 5.00% at March 31, 1999 to 5.94% at March 31, 2000. The Company's interest rate on the Credit Facility was 8.69% at March 31, 2000 versus 6.80% at March 31, 1999. The Company's interest rate on its variable rate mortgages was 8.94% at March 31, 2000.

         General and administrative expenses were $647,000 for the three months ended March 31, 2000. This represented a 14.1% decrease from $753,000 for the corresponding period in 1999. This decrease was primarily a result of a 1999 partial write-off of $160,000 of the expenses incurred during 1998 in connection with property due diligence for an investment transaction that was not completed because of adverse conditions in the capital markets.

         The Company recorded aggregate losses of $666,000 and $593,000 for the three months ended March 31, 2000 and 1999, respectively, in connection with its portion of the losses incurred by the Company's Equity Investees.

Liquidity and Capital Resources

         Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2000 compared to $3.3 million for the corresponding period in 1999. The decrease in net cash provided by operating activities is primarily the result of additional interest expense during the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999. Net cash provided by investing activities was $194,000 for the three months ended March 31, 2000 compared to net cash used in invested activities of $4.2 million for the corresponding period in 1999. Net cash provided by investing activities for the three months ended March 31, 2000 principally included repayments of advances to unconsolidated entities of $149,000 and reductions in reserve funds and deposits of $94,000 partially offset by capital expenditures of $49,000. Net cash used in investing activities for the three months ended March 31, 1999 principally included funding of (a) $2.8 million in construction loans, (b) $1.1 million in bond and operating reserve funds and (c) $438,000 in capital expenditures.

         Net cash used in financing activities was $3.3 million for the three months ended March 31, 2000 compared to net cash provided by financing activities of $699,000 for the corresponding period in 1999. The decrease in proceeds from financing activities is due to no new borrowings and continued repayment of existing borrowings in 2000, while in 1999, new borrowings offset debt repayments.

         At March 31, 2000, the Company's consolidated net real estate investments in properties and loans aggregated $218.9 million. Working capital, excluding the current portion of the balance outstanding under the Credit Facility of approximately $1.0 million and $0.9 million as of March 31, 2000 and December 31, 1999, respectively, was $3.2 million and $3.5 million at March 31, 2000 and December 31, 1999, respectively. Cash and cash equivalents were $2.7 million and $3.6 million, at March 31, 2000 and December 31, 1999, respectively.

         As of March 31, 2000, the Company had shareholders' equity of $101.8 million and Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $148.2 million, which represents a debt to equity ratio of
1.46 to 1. This was a slight increase from the debt to equity ratio of 1.44 to 1 at December 31, 1999.

         The unfunded portion of construction loan commitments made by the Company were approximately $347,000 at March 31, 2000. The Company expects to continue to fund its construction loan commitments during 2000 with cash flows from operations and funds available under the Credit Facility.

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at March 31, 2000 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions. The Company is in discussions with Genesis and Multicare about a possible restructuring of transactions between the companies. See "Proposed Loan Restructurings and Related Matters."

         The Company also has the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon maturity of the related construction loan.

         On January 3, 2000, the term of the Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At March 31, 2000, the Company had $39.5 million outstanding under the Credit Facility.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at March 31, 2000. The terms require the Company to make monthly payments of principal equal to .22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company is required to pay a monthly facility fee in an amount equal to .0625% of the outstanding balance. Re-borrowings are not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. As of the date of the agreement, the Company has available the entire $5.75 million. Any borrowings under the revolving credit portion of the Credit Facility are subject to prior approval from the issuer and are restricted to certain specified purposes, including dividend distributions. Dividend distributions over the term of the loan are limited to $3.0 million plus 95% of the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000.

         Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The interest rate on borrowings outstanding under the Credit Facility at March 31, 2000 was 8.69%, 2.75% over one-month LIBOR.

         The Company paid financing fees and other related costs of approximately $488,000 for the three months ended March 31, 2000 primarily in connection with the January 3, 2000 amendment to the Credit Facility. Unamortized deferred financing costs in connection with the Credit Facility and mortgages payable aggregated approximately $1.8 million at March 31, 2000. Deferred financing costs of $153,000 were amortized during the three months ended March 31, 2000 and included as a component of interest expense.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2000, including the funding of $347,000 of construction commitments and shareholder distributions. Any failure by Genesis or Multicare to continue making lease or loan payments to the Company could have a significant adverse effect on the Company's financial condition, results of operations and cash available for distribution, could adversely affect the ability of the Company to maintain distributions at current levels or at all and could adversely affect the ability of the Company to meet its own debt obligations. See "Summary Condensed Consolidated Financial Data of Genesis."

         The Credit Facility currently matures on June 30, 2001. If the Company is unable to pay-off or obtain replacement financing by June 30, 2001, or is unable to negotiate a further extension of the current credit facility at that time, or for any reason the Company were to be in default under the Credit Facility prior to its maturity, the bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations, including payment of quarterly shareholder distributions. Moreover, if the Company is unable to raise additional capital through equity financing, or is unable to increase its borrowing capacity, the Company may be limited in its ability to fully fund its long-term capital needs.

         The interest rate, loan extension fee and loan principal amortization under the terms of the Credit Facility extension, as well as the higher interest expense under the mortgage refinancings of eleven properties during the last half of 1999, have reduced the Company's cash flows and could affect its ability to maintain distributions to its shareholders at current levels. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions at current levels. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk." Due to the uncertainty of the Genesis and Multicare situation, as well as the continued uncertainty in the long-term care financing environment as a whole, the Company can provide no assurances as to future dividend levels. There can be no assurance that the Company will be able to continue making distributions to its common shareholders at current levels or at all.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at March 31, 2000. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Distributions to Shareholders Subsequent to Year End

         The board of trustees declared a cash distribution on April 14, 2000. The cash distribution of $0.30 per share will be paid on or about May 16, 2000 to common shareholders of record on April 28, 2000.

Funds from Operations

       The White Paper on Funds from Operations approved by the Board of Governors of NAREIT defines Funds from Operations (FFO) as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. In October 1999, NAREIT clarified the definition of FFO to include both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable property. This clarified definition is effective for periods beginning January 1, 2000 and all prior periods presented.

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

         The following table presents the Company's Funds from Operations for the periods presented below:

                                                                  For the three months ended
                                                                          March 31,
                                                         ------------------------------------------
                                                                2000                   1999
                                                         -------------------    -------------------
                                                                       (in thousands)
Funds from Operations:
    Net income                                                         $ 516                   $959
    Minority interest                                                     40                     70
                                                         -------------------    -------------------
    Net income before minority interest                                  556                  1,029
    Adjustments:
        Real estate depreciation and amortization:

                Consolidated entities                                  1,488                  1,467
                Unconsolidated entities                                1,122                  1,124
                                                         -------------------    -------------------
     Funds from Operations before allocation to
        minority interest                                              3,166                  3,620
     Less:
        Funds from Operations allocable to minority
           interest                                                     (215)                  (242)
                                                         -------------------    -------------------
     Funds from Operations attributable to the common
        shareholders                                                 $ 2,951                 $3,378
                                                         ===================    ===================

Impact of Inflation

         Earnings of the Company are primarily from long-term investments with fixed interest rates and fixed and percentage rental streams. These investments are mainly financed with a combination of equity, long-term mortgages and borrowings under the revolving line of credit. During inflationary periods, which generally are accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended December 31, 1999 as filed with the Securities and Exchange Commission (the "SEC").

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

         Genesis is subject to the information filing requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the SEC relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should also be available at the following Regional Offices of the Commission: 7 World Trade Center, New York, N.Y. 10048, and 500 West Madison Street, Suite 1400, Chicago, IL 60661. Such reports and other information concerning Genesis can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005. The SEC also maintains an Internet web site that contains reports, proxy statements and other information regarding issuers, like Genesis, that file electronically with the SEC. The address of that site is http://www.sec.gov.

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated.

                                                                 For the three months ended December 31,
                                                                 -------------------------------------
                                                                      1999                    1998
                                                                      ----                    ----
                                                                 (in thousands, except per share data)
                    Operations Data
--------------------------------------------------------
Net revenues                                                        $586,884                $479,204
Operating income before restructuring and capital
    costs (1)                                                         65,750                  71,154
Multicare joint venture restructuring charge                         420,000                       -
Depreciation and amortization                                         29,118                  17,807
Lease expense                                                          9,527                   6,367
Interest expense, net                                                 52,776                  27,323
Earnings (loss) before income taxes, equity in net
    loss of unconsolidated affiliates, extraordinary
    items and cumulative effect of accounting change               (445,671)                  19,657
Income taxes                                                         (7,280)                   7,378
Earnings (loss) before equity in net loss of
    unconsolidated affiliates and extraordinary items              (438,391)                  12,279
Minority interest                                                      6,927                       -
Equity in net loss of unconsolidated affiliates                            -                   (892)
Extraordinary items, net of tax                                            -                 (1,799)
Cumulative effect of accounting change (3)                          (10,412)                       -
Net income (loss)                                                  (441,876)                   9,588
Net income (loss) available to common   shareholders (2)
                                                                  ($450,182)                  $4,677

Per common share data:
  Basic
    Earnings (loss) before extraordinary items and
       cumulative effect of accounting change                       ($10.37)                   $0.18
    Net income (loss)                                               ($10.62)                   $0.13
    Weighted average shares common stock and
       equivalents                                                    42,390                  35,217
  Diluted
    Earnings (loss) before extraordinary items and
       cumulative effect of accounting change                       ($10.37)                   $0.18
    Net income (loss)                                               ($10.62)                   $0.13
    Weighted average shares common stock and
       equivalents                                                    42,390                  35,381

    (1) Capital costs include depreciation and amortization, lease expense and interest expense.
    (2) Net income (loss) reduced by preferred stock dividends.
    (3) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires start-up costs to be expensed as incurred.

                                                            December 31,            September 30,
                                                         --------------------     ------------------
                                                                1999                    1999
                                                         --------------------     ------------------
                                                                   (dollars in thousands)
                  Balance Sheet Data
--------------------------------------------------------
   Working capital                                            $ 301,345              $ 235,704
   Total assets                                               3,546,350              2,429,914
   Long-term debt                                             2,242,754              1,484,510
   Shareholders' equity                                       $ 187,445              $ 587,890


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

         Genesis and Multicare Debt Restructuring Discussions

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

         Proposed Loan Restructurings and Related Matters

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at March 31, 2000 of $39.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions.

         The Company and the borrowers have extended the maturity date of the five term loans through June 23, 2000 to permit them to negotiate and document a proposed restructuring of the relationships among the parties. In the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company noted that Genesis and Multicare announced on March 21, 2000 that they are in negotiations with their senior lenders with the intention of revising their respective capital structures. Also as indicated in the Form 10-K, the Company stated that it was negotiating to restructure its financial relationship with Genesis and Multicare and outlined the terms of a plan then under discussion. The Company is continuing its negotiations with Genesis and Multicare towards a proposed restructuring with the intent being that such restructuring may become part of the larger restructuring efforts of those companies. Elements of the previously described restructuring may be present in an agreement among the Company, Genesis, and Multicare. No assurance, however, can be given that any particular element will be included. The results of the negotiations among Genesis, Multicare, and their lenders and other constituencies may affect the Company's ability to complete a proposed restructuring of its relationship with Genesis and Multicare.

         Any proposed restructuring is subject to approval by the Boards of the Company, Genesis, and Multicare, and by each company's principal lenders. No assurance can be given regarding the terms of any proposed restructuring, nor can any assurance be given that a proposed restructuring will be completed.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company provides fixed rate mortgage loans to operators of healthcare facilities as part of its normal operations. The Company also has mortgages and bonds payable which bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable or payable, but not earnings or cash flows. Refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for discussion of the market risk associated with these financial instruments.

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

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 8.80% at March 31, 2000. Assuming the Credit Facility and variable rate mortgage balances outstanding at March 31, 2000 of $69.5 million remains constant, each one percentage point increase in interest rates from 8.80% at March 31, 2000 would result in an increase in interest expense for the next twelve months of approximately $695,000, based on the current interest rate terms. Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

         The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Company's cash flow and its ability to pay its obligations and make distributions to shareholders at current levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                           PART II - OTHER INFORMATION

ITEM  6.      Exhibits and Reports on Form 8-K

(a)      Exhibits
         The exhibits filed with this report are listed in the exhibit index on page 28.

(b)      Reports on Form 8-K
         The registrant filed a report on Form 8-K dated February 7, 2000 announcing that its annual meeting will be held on May 23, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2000.


                         ElderTrust




                         /s/ D. Lee McCreary, Jr.
                         -------------------------------------------------
                         D. Lee McCreary, Jr.
                         President, Chief Executive Officer,
                         Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

   11.1 Computation of basic and diluted income per share for the three months ended March 31, 2000 and 1999.

   27.1       Financial Data Schedule for the three months ended March 31, 2000.