Form 10-Q
period 2000-06-30
ELDERTRUST
filed 2000-08-14
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

           101 East State Street, Suite 100, Kennett Square, PA 19348
                  (Address of principal executive offices)    (Zip Code)

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

                   Yes    _X_                      No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                             Outstanding at August 10, 2000
-------------------------------------          ---------------------------------
Common shares of beneficial interest,                       7,119,000
      $0.01 par value per share


Exhibit index is located on page 35

                                   ELDERTRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                         December 31, 1999.........................................................       1

                  Condensed Consolidated Statements of Operations for the three
                         and six months ended June 30, 2000 and 1999...............................       2

                  Condensed Consolidated Statements of Cash Flows for the six
                         months ended June 30, 2000 and 1999.......................................       3

                  Notes to Unaudited Condensed Consolidated Financial Statements...................       4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.....................................................      13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................      32

PART II: OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities..................................................      33

         Item 4.  Submission of Matters to a Vote of Security Holders..............................      33

         Item 6.  Exhibits and Reports on Form 8-K.................................................      33

SIGNATURES.........................................................................................      34

EXHIBIT INDEX......................................................................................      35


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                   ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                                          June 30,         December  31,
                                                                                            2000                1999
                                                                                      ----------------    ---------------
                                       ASSETS
Assets:
     Real estate properties, at cost                                                         $165,700           $165,206
     Less - accumulated depreciation                                                          (13,112)           (10,180)
     Land                                                                                      16,693             16,655
                                                                                      ---------------     --------------
            Net real estate properties                                                        169,281            171,681
     Real estate loans receivable, net of allowance of $18,106 and $0, respectively            30,540             48,646
     Cash and cash equivalents                                                                  2,069              3,605
     Restricted cash                                                                            7,225              7,194
     Accounts receivable                                                                          381                629
     Accounts receivable from unconsolidated entities                                           1,310              1,068
     Prepaid expenses                                                                             476              1,000
     Investment in and advances to unconsolidated entities, net of allowance of
         $1,171 and $0, respectively                                                           20,456             31,129
     Other assets, net of accumulated amortization and depreciation of $2,504 and
         $2,148, respectively
                                                                                                1,653              1,530
                                                                                      ---------------     --------------
                Total assets                                                                 $233,391           $266,482
                                                                                      ===============     ==============
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank credit facility                                                                    $ 39,149           $ 39,670
     Accounts payable and accrued expenses                                                      1,107              1,535
     Accounts payable to unconsolidated entities                                                  372                 13
     Mortgages and bonds payable                                                              108,460            109,005
     Notes payable to unconsolidated entities                                                   1,048              1,079
     Other liabilities                                                                          3,527              3,751
                                                                                      ---------------     --------------
           Total liabilities                                                                  153,663            155,053
                                                                                      ---------------     --------------
Minority interest                                                                               5,776              7,989

Shareholders' Equity:
     Preferred shares, $.01 par value; 20,000,000 shares authorized; none
         outstanding                                                                                -                  -
     Common shares, $.01 par value; 100,000,000 shares authorized; 7,119,000 shares
         issued and outstanding                                                                    71                 71
     Capital in excess of par value                                                           119,106            119,106
     Distributions in excess of earnings                                                      (45,225)           (14,747)
     Note receivable from former officer for common shares sold                                     -               (990)
                                                                                      ---------------     --------------
           Total shareholders' equity                                                          73,952            103,440
                                                                                      ---------------     --------------
                Total liabilities and shareholders' equity                                   $233,391           $266,482
                                                                                      ===============     ==============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               Three months ended                      Six months ended
                                                                    June 30,                               June 30,
                                                        ---------------------------------     -----------------------------------
                                                            2000               1999                2000               1999
                                                       ---------------     --------------     ---------------    ----------------
Revenues:
     Rental revenues                                           $4,686             $4,599              $9,366              $9,222
     Interest, net of amortization of deferred loan
        origination costs                                         991              1,553               2,310               3,018
     Interest from unconsolidated equity investees                764                950               1,711               1,891
     Other income                                                  60                 20                 118                  39
                                                       --------------      -------------      --------------     ---------------
        Total revenues                                          6,501              7,122              13,505              14,170
                                                       --------------      -------------      --------------     ---------------
Expenses:
     Property operating expenses                                  314                273                 608                 572
     Interest expense, including amortization of
        deferred finance costs                                  3,500              3,221               6,887               6,156
     Depreciation                                               1,487              1,453               2,941               2,893
     General and administrative                                 1,365                709               2,012               1,462
     Bad debt expense                                          20,267                  -              20,267                   -
     Separation agreement expenses                                  -              2,800                   -               2,800
                                                       --------------      -------------      --------------     ---------------
        Total expenses                                         26,933              8,456              32,715              13,883
                                                       --------------      -------------      --------------     ---------------
Net income (loss) before equity in losses of
     unconsolidated entities and minority interest            (20,432)            (1,334)            (19,210)                287
Equity in losses of unconsolidated entities, net               (8,216)              (627)             (8,882)             (1,219)
Minority interest                                               1,926                129               1,886                  59
                                                       --------------      -------------      --------------     ---------------
Net loss                                                     ($26,722)           ($1,832)           ($26,206)              ($873)
                                                       ==============      =============      ==============     ===============
Basic and diluted weighted average number of common
     shares outstanding                                         7,119              7,201               7,119               7,208
                                                       ==============      =============      ==============     ===============
Net loss per share - basic and diluted                         ($3.75)            ($0.25)             ($3.68)             ($0.12)
                                                       ==============      =============      ==============     ===============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                             ---------------------------
                                                                                                 2000           1999
                                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                                    ($26,206)         ($873)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                              3,377          3,735
         Provision for bad debts                                                                   20,267              -
         Non-cash separation expense from debt forgiveness to officer                                   -          2,600
         Minority interest and equity in losses from unconsolidated entities                        6,996          1,160
         Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                                  (241)         3,516
           Accounts payable and accrued expenses                                                      (69)           572
           Other                                                                                      476            349
                                                                                             ------------   ------------
                 Net cash provided by operating activities                                          4,600         11,059
                                                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Investment in real estate loans receivable                                                         -         (5,096)
     Payments received on real estate loans receivable                                                  -            925
     Capital expenditures                                                                             (93)          (980)
     Proceeds from collection on advances to unconsolidated entities                                  620             65
     Net increase in reserve funds and deposits - restricted cash                                    (479)        (1,469)
     Other                                                                                              -            222
                                                                                             ------------   ------------
                 Net cash provided by (used in) investing activities                                   48         (6,333)
                                                                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of deferred financing fees                                                              (488)        (1,458)
     Borrowings under Credit Facility                                                                   -          9,518
     Payments under Credit Facility                                                                  (521)          (600)
     Payments on mortgages and bonds payable                                                         (545)          (568)
     Payments on notes payable                                                                          -         (3,000)
     Distributions to shareholders                                                                 (4,272)        (5,256)
     Distributions to minority interests                                                             (327)          (375)
     Repurchases of common shares                                                                       -           (424)
     Other                                                                                            (31)           (80)
                                                                                             ------------   ------------
                   Net cash used in financing activities                                           (6,184)        (2,243)
                                                                                             ------------   ------------
Net increase (decrease) in cash and cash equivalents                                               (1,536)         2,483
Cash and cash equivalents, beginning of period                                                      3,605          2,272
                                                                                             ------------   ------------
Cash and cash equivalents, end of period                                                           $2,069         $4,755
                                                                                             ============   ============
Supplemental cash flow information:
Cash paid for interest                                                                             $6,738         $5,320



           See accompanying notes to unaudited condensed consolidated financial statements.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis, ("Multicare") and several of their subsidiaries have filed for reorganization under the provisions of Chapter 11 of the Bankruptcy Reform Act of 1978 ("Bankruptcy Code"). In addition, the Company has a working capital deficit of $57.5 million at June 30, 2000, resulting primarily from the classification of its bank credit facility (the "Credit Facility") with an outstanding balance of $39.1 million at June 30, 2000 as current based on its maturity date of June 30, 2001 and the classification of two bonds payable totaling $20.1 million at June 30, 2000 as current based on the Company's failure to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages. The Company also failed to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000.

         The interim condensed consolidated financial statements do not include all of the footnotes for complete financial statements. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2000.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  Certain Significant Risks and Uncertainties

         The following information is provided in accordance with the AICPA Statement of Financial Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

Genesis and Multicare Bankruptcy Filings

         On June 22, 2000, Genesis and Multicare announced that they had filed for Chapter 11 bankruptcy protection following debt restructuring discussions with their senior lenders.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Approximately 70% of the Company's consolidated assets at June 30, 2000 consisted of real estate properties leased to or managed by subsidiaries of Genesis and loans on real estate properties made to consolidated and unconsolidated subsidiaries of Genesis or Multicare. Revenues recorded by the Company for the six months ended June 30, 2000 in connection with these leases and loans totaled $9.0 million, or 67% of the Company's total revenues. In addition, certain unconsolidated entities of the Company which are accounted for by the Company using the equity method of accounting also lease properties to these entities and recognized revenues of $6.4 million for the same period. The Company's investments in and advances to such unconsolidated entities totaled $16.9 million at June 30, 2000.

         Included in the Company's consolidated assets at June 30, 2000 are $19.5 million in loans to wholly-owned subsidiaries of Multicare. These loans are secured by real estate and 20% of the principal balance is guaranteed by Multicare. The loans have a weighted average annual interest rate of 10.5%. ElderTrust also has $14.8 million in loans to wholly-owned subsidiaries of Genesis. These loans are secured by real estate and a 100% guarantee by Genesis. The loans have a weighted average annual interest rate of 9.3%.

         As a result of the Genesis and Multicare bankruptcy filings, the borrowers ceased making interest payments to the Company during June 2000. It is not expected that the borrowers on these loans will be permitted to make further interest payments to the Company until the borrowers' bankruptcy plans are approved. During the bankruptcy reorganization process, the Company will retain its security position in the collateral underlying the loans. Ultimate recovery under the loans is dependent upon the value of the assets securing the loans, which may be determined by the bankruptcy court. To the extent the loan balance exceeds such collateral, recovery of the difference will be dependent on the general unsecured creditors' recovery on their prepetition claims. See Note 4 for discussion of the allowance for loan losses recorded by the Company in relation to these loans.

         In addition, a tenant in bankruptcy has the ability to reject executory contracts, including leases, to which they are a party. In the period before a lessee elects whether to assume or reject a lease, lessees in bankruptcy are required to continue to make lease payments. If Genesis rejects one or more of the leases, the Company would be required to re-lease, operate or sell the property subject to the rejected leases. Any such alternative may significantly decrease the Company's cash flow and could significantly and adversely affect its financial condition and results of operations. If the Company were required to operate one or more of the properties, it may have insufficient cash flow to do so. Alternatively, a debtor may assume a lease, in which case it is required to continue making lease payments.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         As Genesis and Multicare are not permitted to make interest payments to ElderTrust during the pendency of their bankruptcy cases, these filings have significantly reduced the Company's cash flow. As a result, the Company has suspended further distributions to its shareholders. The Company believes the distributions made to shareholders to date during 2000 will be sufficient to satisfy its REIT distribution requirements for 2000. The Company believes that it can continue to meet its debt service requirements after giving effect to this reduction in cash flow; however, any further reduction in cash flow would significantly and adversely affect the Company's ability to continue to meet its debt service requirements and could significantly and adversely affect its financial condition and results of operations.

Liquidity

         The Company has a working capital deficit of $57.5 million at June 30, 2000, resulting primarily from the classification of the Credit Facility with an outstanding balance of $39.1 million at June 30, 2000 as current based on its maturity date of June 30, 2001 and the classification of two bonds payable totaling $20.1 million at June 30, 2000 as current based on the Company's failure to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages. The Company also failed to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000. If the Company is unable to pay-off or obtain replacement financing of the Credit Facility by June 30, 2001, or is unable to negotiate a further extension of the current Credit Facility at that time, or the Company is unable to obtain waivers of the failed covenants or a forbearance agreement from the lender, the bank could exercise its right to foreclose on the collateral securing the Credit Facility. If the Company is unable to obtain waivers of the failed covenants under the bonds payable or a forbearance agreement from the bondholders, the bondholders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Foreclosure by the lenders would have a significant adverse affect on the Company's ability to continue its operations.

         The unaudited financial statements do not include adjustments, if any, to reflect the possible effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainties related to the matters discussed above under "Genesis and Multicare Bankruptcy Filings" and "Liquidity."

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Real Estate Loans Receivable

         The following is a summary of real estate loans receivable (dollars in thousands):

                                                          Stated      Scheduled      Balance at      Balance at
                                           Type of       Interest      Maturity       June 30,      December 31,
               Property                      Loan          Rate          Date           2000            1999
--------------------------------------- --------------- ------------ ------------- --------------- ---------------
Harbor Place        Melbourne, FL         Term            9.5%          6/2000         $ 4,828        $ 4,828(1)
Mifflin             Shillington, PA       Term            9.5%          6/2000           5,164          5,164(2)
Coquina Place       Ormond Beach, FL      Term            9.5%          6/2000           4,577          4,577(2)
Lehigh              Macungie, PA          Term           10.5%          6/2000           6,665          6,665(2)
Berkshire           Reading, PA           Term           10.5%          6/2000           6,167          6,167(2)
Oaks                Wyncote, PA           Construction    9.0%          1/2001           5,033          5,033(2)
Montchanin          Wilmington, DE        Construction   10.5%          8/2000           9,496          9,496(3)
Sanatoga            Pottstown, PA         Construction   10.5%          1/2001           6,716          6,716(2)
                                                                                       -------        -------
                                                                                        48,646         48,646
Allowance for credit losses                                                            (18,106)             -
                                                                                       -------        -------
                                                                                       $30,540        $48,646
                                                                                       =======        =======

----------------
(1) This loan went into default on June 22, 2000 when the loan was not repaid by the borrower upon its maturity. Genesis is the manager of the facility.
(2) The borrowers on these loans ceased making interest payments to the Company in June 2000. See Note 2.
(3) This loan went into default on August 1, 2000 when the loan was not repaid upon its maturity.

         The unfunded portion of construction loan commitments amounted to $347,000 and $352,000 at June 30, 2000 and December 31, 1999, respectively. Due to certain defaults by the borrowers under the loan agreements, the Company believes it is no longer obligated to provide any further funding.

         The Company previously was obligated, or had an option, to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, the eight assisted living facilities underlying the term and construction loans. The Company believes it is no longer bound by the purchase and leaseback obligations contained in seven of the loan documents because the borrowers have, from time to time, not complied with all loan provisions. The Company did not exercise its option to purchase the remaining facility upon its August 1, 2000 maturity date.

         The four term loans secured by the Mifflin, Coquina Place, Lehigh and Berkshire facilities, with a principal balance of $8.9 million at June 30, 2000, net of allowance for credit losses, matured on June 28, 2000. In addition, the loan secured by the Sanatoga facility went into default as a result of the bankruptcy filing by Genesis. Due to the Chapter 11 bankruptcy filings by Genesis and Multicare, the Company is prohibited from pursuing collection on these loans.

         As previously disclosed, the Company, Genesis and Multicare have been discussing a proposed restructuring of the loans and other relationships among the parties. These discussions continue and any agreement reached by the parties will be subject to bankruptcy court approval.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         In addition, the Company had one loan in the amount of $4.8 million with an annual interest rate of 9.50%, secured by the Harbor Place facility, to an entity in which Genesis accounts for its investment using the equity method of accounting, which was not included in the June 22, 2000 bankruptcy filing. This loan matured on June 22, 2000. The Company has declared this loan in default and this transaction's resolution is currently under negotiation with the borrower and Genesis, the property manager. Due to certain defaults by the borrower under the loan agreement, a default interest rate, which equals 2% plus the stated interest rate, is being assessed on this loan.

         Finally, the loan secured by the Montchanin facility, with a principal balance of $9.5 million at June 30, 2000, matured on August 1, 2000. The Company has declared this loan in default and is pursuing its remedies to collect the amounts due.

         Based on the Company's assessment of the collateral value underlying the loans as compared to the net book value of the loans, the Company recorded an allowance for credit losses of $18.1 million during the second quarter of 2000.

4.  Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. Mr. McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Mr. McCreary also owns a 1% general partner interest in ET Sub-Meridian, LLP and a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, through a limited liability company of which he is the sole member. As the Company also has an option to acquire Mr. McCreary's 1% managing interest in ET Sub-Vernon Court, LLC, this company is consolidated into the Company's condensed consolidated financial statements at June 30, 2000.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Summary combined financial information as of and for the six months ended June 30, 2000 for these unconsolidated entities is as follows (dollars in thousands):

                                           ET                                ET              ET
                                      Sub-Meridian,     ET Capital       Sub-Cabot     Sub-Cleveland
                                           LLP            Corp.          Park, LLC      Circle, LLC       Total
                                   --------------------------------- --------------- -----------------------------
Current assets                              $132             $449              $4              $4          $589
Real estate properties (1)               104,791                -          16,835          13,898       135,524
Notes receivable                               -            4,459               -               -         4,459
Other assets                               1,124                -             533             505         2,162
Total assets                             106,047            4,908          17,372          14,407       142,734
Current liabilities                        1,843              576             565             630         3,614
Long-term debt (2)                       105,990            9,336          16,820          13,654       145,800
Total equity                              (3,494)          (5,004)           (282)           (103)       (8,883)
Rental revenue                             4,900                -             821             724         6,445
Interest income, ElderTrust (3)                -              318               -               -           318
Interest income, other                        12              256              22              20           310
Interest expense, ElderTrust (3)           1,066              454             275             159         1,954
Interest expense, other                    3,301                -             414             370         4,085
Depreciation/amortization                  1,756              118             280             231         2,385
Bad debt expense                               -            7,800               -               -         7,800
Net loss                                  (1,241)          (7,876)           (141)            (31)       (9,289)
Percent ownership                            99%              95%             99%             99%

(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.
(3)  Includes ElderTrust and its unconsolidated subsidiaries.

         As of June 30, 2000, ET Capital Corp. ("ET Capital") owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. The borrower ceased making interest payments to ET Capital during the quarter ended June 30, 2000.

         In June 2000, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida notified ET Capital that the borrower was in default of the first trust mortgage due to a default by Genesis, the guarantor, under an amendment to the loan agreement and that no forbearance or waiver of such default has been granted. Additionally, the senior lender is seeking recovery from ET Capital of an interest payment totaling approximately $250,000 received by ET Capital from the AGE Institute of Florida in April 2000, for the quarter ended March 31, 2000.

         The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Management of ET Capital has determined, based on a decrease in the underlying cash flows generated by the properties securing the note, the value of the underlying collateral may not be sufficient to satisfy the borrowers' obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the quarter ended June 30, 2000. The Company recorded 95% of this loss which reduces its investment and advances to ET Capital.

         ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at June 30, 2000 in connection with the above second mortgage transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. ET Capital ceased making interest payments to the Company during the quarter ended June 30, 2000. Management of the Company has determined that these notes are fully impaired at June 30, 2000. The Company recorded an impairment loss of $1.2 million against the remaining balance of these notes during the second quarter of 2000.

         As of June 30, 2000, ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The $8.5 million promissory note bears interest at an annual rate of 8.0% for the first year, 9.0% for the second year and 10.0% for remainder of the term of the note, with interest payable monthly through September 3, 2003. The note is guaranteed by the Company and may be in default. Genesis has declared ET Sub-Meridian in default of the $8.5 million loan based on the fact that a principal payment of $3.0 million due on September 3, 1999 was not made. However, ET Sub-Meridian and the Company believe that Genesis agreed to extend the principal payment due on September 3, 1999 until the maturity date of September 3, 2003. The Company, ET Sub-Meridian and Genesis are working to resolve the dispute. Any agreement reached by the parties will be subject to bankruptcy court approval. The Company does not have sufficient cash available to satisfy the guarantee if it were required to do so.

5.  Credit Facility

         At June 30, 2000, the Company had $39.1 million outstanding under the Credit Facility. The interest rate on borrowings outstanding under the Credit Facility at June 30, 2000 was 9.44%, 2.75% over one-month LIBOR. There were no borrowings under the $5.75 million revolving credit portion of the Credit Facility at June 30, 2000. Any such borrowings are subject to prior approval from the issuing bank.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


         The Company is currently seeking a waiver for its failure to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000, principally resulting from the bad debt charges recorded on real estate loans receivable (see Note 3), investments in and advances to unconsolidated entities (see Note 4) and a note receivable from a former officer of the Company and certain other assets (see Note 7) during the second quarter of 2000.

         On January 3, 2000, the term of the Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. The Company paid financing fees and other related costs of approximately $488,000 for the six months ended June 30, 2000 primarily in connection with the January 3, 2000 amendment to the Credit Facility. Unamortized deferred financing costs in connection with the Credit Facility and mortgages payable aggregated approximately $1.6 million at June 30, 2000. Deferred financing costs of $309,000 were amortized during the six months ended June 30, 2000 and included as a component of interest expense.

6.       Loss Per Share

         The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share data):

                                                       For the three months ended        For the six months ended
                                                                 June 30,                         June 30,
                                                    -------------------------------   ------------------------------
                                                        2000             1999             2000             1999
                                                    -------------    --------------   --------------    ------------
 Net loss available for basic and diluted loss
     per share                                         ($26,722)          ($1,832)        ($26,206)          ($873)
                                                    ===========      ============     ============      ==========
Weighted average common shares outstanding for
     basic and diluted net loss per share                 7,119             7,201            7,119           7,208
                                                    ===========      ============     ============      ==========
Basic and diluted net loss per share                     ($3.75)           ($0.25)          ($3.68)         ($0.12)
                                                    ===========      ============     ============      ==========

         The effect of outstanding share options is antidilutive and thus not reflected in the determination of weighted average common shares outstanding for the diluted net loss per share calculation. The operating partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash at the Company's discretion.

7.       Other Charges


         During the second quarter of 2000, the Company recorded bad debt charges of approximately $990,000 related to a note receivable from a former officer of the Company.

                                   ELDERTRUST
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)



         In addition, the Company wrote-off $682,000 of costs incurred in connection with property due diligence for investment transactions that were not completed because of adverse conditions in the capital markets and the June 22, 2000 Chapter 11 filings of Genesis and Multicare. These write-offs are included as a component of general and administrative expenses.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:


         o the ability of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, and The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis, ("Multicare") to resume making loan payments and continue making lease payments to the Company;
         o    the outcome of the Genesis and Multicare bankruptcy proceedings;
         o the Company's ability to pay-off or refinance its bank credit facility (the "Credit Facility) when it becomes due on June 30, 2001;
         o the Company's ability to cure its failure to meet debt covenants or obtain waivers from its lenders;
         o    interest rates;
         o    availability, terms and use of capital;
         o    general economic, business and regulatory conditions;
         o    federal and state government regulation;
         o    changes in Medicare and Medicaid reimbursement programs; and
         o    competition.

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

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2000, skilled nursing, assisted and independent living facilities comprised approximately 93% of the Company's consolidated investments in real estate properties and loans. Approximately 70% of the Company's consolidated assets at June 30, 2000 consisted of real estate properties leased to or managed by subsidiaries of Genesis and loans on real estate properties made to consolidated and unconsolidated subsidiaries of Genesis or Multicare.

         On June 22, 2000, Genesis and Multicare announced that they had filed for Chapter 11 bankruptcy protection following debt restructuring discussions with their senior lenders.

         The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries have been prepared assuming the Company will continue as a going concern. As previously discussed, Genesis, the Company's principal tenant, and Multicare have filed for reorganization under the provisions of Chapter 11 of the Bankruptcy Reform Act of 1978 ("Bankruptcy Code"). In addition, the Company has a working capital deficit of $57.5 million at June 30, 2000, resulting primarily from the classification of its bank credit facility (the "Credit Facility") with an outstanding balance of $39.1 million at June 30, 2000 as current based on its maturity date of June 30, 2001 and the classification of two bonds payable totaling $20.1 million at June 30, 2000 as current based on the Company's failure to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages. The Company also failed to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000. The unaudited financial statements do not include adjustments, if any, to reflect the possible effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainties related to the foregoing matters.

         Revenues recorded by the Company for the six months ended June 30, 2000 in connection with leases and loans to Genesis and Multicare totaled $9.0 million, or 67% of the Company's total revenues. In addition, certain unconsolidated entities of the Company which are accounted for by the Company using the equity method of accounting also lease properties to these entities and recognized revenues of $6.4 million for the same period. The Company's investments in and advances to such unconsolidated entities totaled $16.9 million at June 30, 2000.

         As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:


         o the ability of Genesis and entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees") to meet their lease and loan obligations;

         o    the outcome of the Genesis and Multicare bankruptcy proceedings;
              and

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

         Included in the Company's consolidated assets at June 30, 2000 are $19.5 million in loans to wholly-owned subsidiaries of Multicare. These loans are secured by real estate and 20% of the principal balance is guaranteed by Multicare. The loans have a weighted average annual interest rate of 10.5%. ElderTrust also has $14.8 million in loans to wholly-owned subsidiaries of Genesis. These loans are secured by real estate and a 100% guarantee by Genesis. The loans have a weighted average annual interest rate of 9.3%.

         The four term loans secured by the Mifflin, Coquina Place, Lehigh and Berkshire facilities, with a principal balance of $8.9 million at June 30, 2000, net of allowance for credit losses, matured on June 28, 2000. In addition, the loan secured by the Sanatoga facility went into default as a result of the bankruptcy filing by its borrower. Due to the June 22, 2000 Chapter 11 bankruptcy filings by Genesis and Multicare, the Company is prohibited from pursuing collection on these loans.

         As previously disclosed, the Company, Genesis and Multicare have been discussing a proposed restructuring of the loans and other relationships among the parties. These discussions continue and any agreement reached by the parties will be subject to bankruptcy court approval.

         As a result of the Genesis and Multicare bankruptcy filings, the borrowers ceased making interest payments to the Company during June 2000. It is not expected that the borrowers on these loans will be permitted to make further interest payments to the Company until the borrowers' bankruptcy plans are approved. During the bankruptcy reorganization process, the Company will retain its security position in the collateral underlying the loans. Ultimate recovery under the loans is dependent upon the value of the assets securing the loans, which may be determined by the bankruptcy court. To the extent the loan balance exceeds such collateral, recovery of the difference will be dependent on the general unsecured creditors' recovery on their prepetition claims. Based on the Company's assessment of the collateral value underlying the loans as compared to the net book value of the loans, the Company recorded an allowance for credit losses of $18.1 million during the second quarter of 2000.

         In addition, a tenant in bankruptcy has the ability to reject executory contracts, including leases, to which they are a party. In the period before a lessee elects whether to assume or reject a lease, lessees in bankruptcy are required to continue to make lease payments. If Genesis rejects one or more of the leases, the Company would be required to re-lease, operate or sell the property subject to the rejected leases. Any such alternative may significantly decrease the Company's cash flow and could significantly and adversely affect its financial condition and results of operations. If the Company were required to operate one or more of the properties, it may have insufficient cash flow to do so. Alternatively, a debtor may assume a lease, in which case it is required to continue making lease payments.

         As Genesis and Multicare are not permitted to make interest payments to ElderTrust during the pendency of their bankruptcy cases, these filings have significantly reduced the Company's cash flow. As a result, the Company has suspended further distributions to its shareholders. The Company believes the distributions made to shareholders to date during 2000 will be sufficient to satisfy its REIT distribution requirements for 2000. The Company believes that it can continue to meet its debt service requirements after giving effect to this reduction in cash flow; however, any further reduction in cash flow would significantly and adversely affect the Company's ability to continue to meet its debt service requirements and could significantly and adversely affect its financial condition and results of operations.

         The Company has a working capital deficit of $57.5 million at June 30, 2000, resulting primarily from the classification of the Credit Facility with an outstanding balance of $39.1 million at June 30, 2000 as current based on its maturity date of June 30, 2001 and the classification of two bonds payable totaling $20.1 million at June 30, 2000 as current based on the Company's failure to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages. The Company also failed to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000. If the Company is unable to pay-off or obtain replacement financing of the Credit Facility by June 30, 2001, or is unable to negotiate a further extension of the current Credit Facility at that time, or the Company is unable to obtain waivers of the failed covenants or a forbearance agreement from the lender, the bank could exercise its right to foreclose on the collateral securing the Credit Facility. If the Company is unable to obtain waivers of the failed covenants under the bonds payable or a forbearance agreement from the bondholders, the bondholders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Foreclosure by the lenders would have a significant adverse affect on the Company's ability to continue its operations.

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. The Company has unfunded construction loan commitments at June 30, 2000 of approximately $347,000 which, if required, it expects to fund with cash flows from operations and funds available under the Credit Facility. Due to certain defaults by the borrowers under the loan agreements, the Company believes it is no longer obligated to provide any further funding. The Company also was obligated, or had an option, to purchase eight assisted living facilities underlying term or construction loans, which will generally be leased back to the sellers pursuant to long-term leases. As previously disclosed, the Company is currently negotiating with Genesis and Multicare to restructure seven of these relationships. The Company did not exercise its option to purchase the remaining facility upon its August 1, 2000 maturity date. See "Liquidity and Capital Resources."

         Substantially all of the Company's revenues are currently derived from rents received under long-term leases of healthcare-related real estate.

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

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in ET Capital. The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of June 30, 2000, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by subsidiaries of Genesis. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. ET Capital recorded interest income on the note of $256,000 and $510,000 during the six months ended June 30, 2000 and 1999, respectively. The borrower ceased making interest payments to ET Capital during the quarter ended June 30, 2000.

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

         In June 2000, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida notified ET Capital that the borrower was in default of the first trust mortgage due to a default by Genesis, the guarantor, under an amendment to the loan agreement and that no forbearance or waiver of such default has been granted. Additionally, the senior lender is seeking recovery from ET Capital of an interest payment totaling approximately $250,000 received by ET Capital from the AGE Institute of Florida in April 2000, for the quarter ended March 31, 2000.

         The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. ET Capital has no control over the actions of the senior lender and such actions could be unfavorable to ET Capital.

         Management of ET Capital has determined, based on a decrease in the underlying cash flows generated by the properties securing the note, the value of the underlying collateral may not be sufficient to satisfy the borrowers' obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the quarter ended June 30, 2000. The Company recorded 95% of this loss which reduces its investment and advances to ET Capital.

         ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at June 30, 2000 in connection with the above second mortgage transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. ET Capital ceased making interest payments to the Company during the quarter ended June 30, 2000. Management of the Company has determined that these notes are fully impaired at June 30, 2000.

         In addition to the AGE Institute of Florida second trust mortgage note and related notes payable to the Company, ET Capital has notes receivable aggregating $4.5 million at June 30, 2000 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital has loans payable to the Company aggregating $3.6 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

         The Company recorded $454,000 and $642,000 in interest income for the six months ended June 30, 2000 and 1999, respectively, on the notes payable from ET Capital. The Company also recorded a loss of $7.5 million and income of $118,000 related to the portion of its equity interest in ET Capital's results of operations for six months ended June 30, 2000 and 1999, respectively. In addition, the Company recorded an impairment loss of $1.2 million on the remaining notes payable from ET Capital issued in connection with the above second mortgage note transaction. See Note 4 of the Company's unaudited condensed consolidated financial statements included herein.

         ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian. The 1% general partner interest is owned by a limited liability company of which Mr. McCreary is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from Genesis for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The $8.5 million promissory note bears interest at an annual rate of 8.0% for the first year, 9.0% for the second year and 10.0% for remainder of the term of the note, with interest payable monthly through September 3, 2003. The note is guaranteed by the Company. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

              Genesis has declared ET Sub-Meridian in default of the $8.5 million loan based on the fact that a principal payment of $3.0 million due on September 3, 1999 was not made. However, ET Sub-Meridian and the Company believe that Genesis agreed to extend the principal payment due on September 3, 1999 until the maturity date of September 3, 2003. The Company, ET Sub-Meridian and Genesis are working to resolve the dispute. Any agreement reached by the parties will be subject to bankruptcy court approval. The Company does not have sufficient cash available to satisfy the guarantee if it were required to do so.

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

         The Company recorded losses of $1.2 million and $1.1 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the six months ended June 30, 2000 and 1999, respectively. ET Sub-Meridian has real estate investments and long-term debt of $104.8 million and $106.0 million, respectively, at June 30, 2000. See Note 4 of the Company's unaudited condensed consolidated financial statements included herein. At June 30, 2000, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $1.1 million in interest income on this loan during each of the six months ended June 30, 2000 and 1999.

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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's unaudited condensed consolidated financial statements at June 30, 2000. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's unaudited condensed consolidated financial statements at June 30, 2000.

         Three of these limited liability companies have subordinated demand loans in the aggregate amount of $5.1 million with the Company at June 30, 2000, bearing interest at 12% per annum. The Company recorded $190,000 and $189,000 in interest income for the six months ended June 30, 2000 and 1999, respectively, in connection with the demand loans, aggregating $3.1 million at June 30, 2000, payable to the Company by the two unconsolidated limited liability companies. Additionally, three of the limited liability companies have loans payable to ET Capital aggregating $4.5 million at June 30, 2000, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $171,000 and $201,000 related to the portion of its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the six months ended June 30, 2000 and 1999, respectively. These two entities have real estate investments and aggregate long-term debt of $30.7 million and $30.5 million, respectively, at June 30, 2000. See Note 4 of the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

         Three months ended June 30, 2000 compared with the three months ended
           June 30, 1999

         Revenues

         Interest income of $991,000, net of amortization of deferred loan costs of $88,000, was earned for the three months ended June 30, 2000. This represented a 36.2% decrease from $1.6 million for the corresponding period in 1999. This decrease was primarily comprised of a $399,000 decrease in interest earned on term and construction loans, resulting primarily from the non-receipt and subsequent write-off of June 2000 interest due from the Genesis and Multicare subsidiaries who were part of the June 22, 2000 bankruptcy filings as well as the 1999 sale of a construction loan receivable to a commercial bank, partially offset by additional funding of one construction loan during 1999, a $63,000 decrease in interest earned on a note receivable from a former officer resulting from the 1999 cancellation of indebtedness payable by the former officer to the Company of $2.6 million and a $18,000 decrease in interest earned on a third party receivable which was paid in 1999. During the three months ended June 30, 2000, the Company recorded interest income of $581,000 on loans to Genesis and Multicare subsidiaries which were part of the June 22, 2000 bankruptcy filings, which represented two months of interest as the June 2000 interest on these loans, with an aggregate principal balance of $34.3 million, prior to allowance for credit losses, was not paid.


         Interest from unconsolidated equity investees of $764,000 was earned during the three months ended June 30, 2000. This represented a 19.6% decrease from $950,000 for the corresponding period in 1999. This decrease resulted primarily from ET Capital not making its second quarter 2000 interest payment of $181,000 to the Company on its note payables related to the AGE Institute of Florida second mortgage transaction.

         Expenses

         Interest expense, which included amortization of deferred financing costs of $155,000, was $3.5 million for the three months ended June 30, 2000. This represented an 8.7% increase in interest expense from $3.2 million for the corresponding period in 1999. This increase was primarily due to higher interest expense on third-party debt of $569,000 resulting from the refinancing of eleven properties during the last half of 1999 at higher interest rates and a higher interest rate on the variable-rate Credit Facility partially offset by a decrease in amortization of deferred financing costs of $290,000. During the last half of 1999, the Company completed refinancings of $41.2 million on seven properties with a fixed weighted average interest rate of 8.37% and $30.0 million on four properties with a variable interest rate of 3.00% over one-month LIBOR. Approximately $55.1 million of the debt proceeds were used to pay down the Company's outstanding Credit Facility, with a variable interest rate of 1.80% to 2.75% over one-month LIBOR during 1999, and approximately $10.4 million was used to pay-off an existing mortgage with an effective interest rate of 7.81%. The weighted average interest rate on outstanding third-party debt increased from 7.5% at June 30, 1999 to 8.7% at June 30, 2000. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% to 2.75% over one-month LIBOR and an increase in the one-month LIBOR from 4.94% at June 30, 1999 to 6.69% at June 30, 2000. The Company's interest rate on the Credit Facility was 9.44% at June 30, 2000 versus 7.69% at June 30, 1999. The Company's interest rate on its variable rate mortgages was 9.69% at June 30, 2000.

         General and administrative expenses were $1.4 million for the three months ended June 30, 2000. This represented a 92.5% increase from $709,000 for the corresponding period in 1999. This increase was primarily a result of a second quarter 2000 write-off of $682,000 of costs incurred in connection with property due diligence for investment transactions that were not completed because of adverse conditions in the capital markets and the June 22, 2000 Chapter 11 filings of Genesis and Multicare.

         Bad debt expenses of $20.3 million were recorded during the three months ended June 30, 2000 resulting from impairment charges recorded on real estate loans receivable of $18.1 million, investments in and advances to unconsolidated entities of $1.2 million and a note receivable from a former officer of the Company of $990,000 during the second quarter of 2000.

         Separation agreement expenses of $2.8 million were recorded during the three months ended June 30, 1999 in connection with the resignation of a former officer of the Company. These expenses were comprised of cancellation of indebtedness payable by the former officer to the Company of $2.6 million and $200,000 in costs payable to third parties in connection with a separation agreement with the former officer.

         The Company recorded aggregate losses of $8.2 million and $627,000 for the three months ended June 30, 2000 and 1999, respectively, in connection with its portion of the losses incurred by the Company's Equity Investees. This increase is primarily due to the $7.8 million credit loss recorded by ET Capital on the AGE Institute of Florida second mortgage transaction during the second quarter of 2000.

         Six months ended June 30, 2000 compared with the six months ended June
           30, 1999

         Revenues

         Interest income of $2.3 million, net of amortization of deferred loan costs of $127,000, was earned for the six months ended June 30, 2000. This represented a 23.5% decrease from $3.0 million for the corresponding period in 1999. This decrease was primarily comprised of a $437,000 decrease in interest earned on term and construction loans, resulting primarily from the non-receipt and subsequent write-off of June 2000 interest due from the Genesis and Multicare subsidiaries which were part of the June 22, 2000 bankruptcy filings as well as the 1999 sale of a construction loan receivable to a commercial bank, partially offset by additional funding of one construction loan during 1999, a $104,000 decrease in interest earned on a note receivable from a former officer resulting from the 1999 cancellation of indebtedness payable by the former officer to the Company of $2.6 million and a $70,000 decrease in interest earned on a third party receivable which was paid in 1999. During the six months ended June 30, 2000, the Company recorded interest income of $1.5 million on loans to Genesis and Multicare subsidiaries who were part of the June 22, 2000 bankruptcy filings, which represented five months of interest as the June 2000 interest on these loans, with an aggregate principal balance of $34.3 million, prior to allowance for credit losses, was not paid.

         Expenses

         Interest expense, which included amortization of deferred financing costs of $309,000, was $6.9 million for the six months ended June 30, 2000. This represented an 11.9% increase in interest expense from $6.2 million for the corresponding period in 1999. This increase was primarily due to higher interest expense on third-party debt of $1.2 million resulting from the refinancing of eleven properties during the last half of 1999 at higher interest rates and a higher interest rate on the variable-rate Credit Facility partially offset by a decrease in amortization of deferred financing costs of $448,000. During the last half of 1999, the Company completed refinancings of $41.2 million on seven properties with a fixed weighted average interest rate of 8.37% and $30.0 million on four properties with a variable interest rate of 3.00% over one-month LIBOR. Approximately $55.1 million of the debt proceeds were used to pay down the Company's outstanding Credit Facility, with a variable interest rate of 1.80% to 2.75% over one-month LIBOR during 1999, and approximately $10.4 million was used to pay-off an existing mortgage with an effective interest rate of 7.81%. The weighted average interest rate on outstanding third-party debt increased from 7.5% at June 30, 1999 to 8.7% at June 30, 2000. The Company's interest expense increased as a result of the increase in the interest rate on the Credit Facility in June 1999 from a margin of 1.80% to 2.75% over one-month LIBOR and an increase in the one-month LIBOR from 4.94% at June 30, 1999 to 6.69% at June 30, 2000. The Company's interest rate on the Credit Facility was 9.44% at June 30, 2000 versus 7.69% at June 30, 1999. The Company's interest rate on its variable rate mortgages was 9.69% at June 30, 2000.

         General and administrative expenses were $2.0 million for the six months ended June 30, 2000. This represented a 37.6% increase from $1.5 million for the corresponding period in 1999. This increase was primarily a result of a second quarter 2000 write-off of $682,000 of costs incurred in connection with property due diligence for investment transactions that were not completed because of adverse conditions in the capital markets and the June 22, 2000 Chapter 11 filings of Genesis and Multicare.

         See "Three months ended June 30, 2000 compared with the three months ended June 30, 1999" for discussion of amounts recorded in connection with bad debt and separation agreement expenses.

         The Company recorded aggregate losses of $8.9 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively, in connection with its portion of the losses incurred by the Company's Equity Investees. This increase is primarily due to the $7.8 million credit loss recorded by ET Capital on the AGE Institute of Florida second mortgage transaction during the second quarter of 2000.

Liquidity and Capital Resources

         Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2000 compared to $11.1 million for the corresponding period in 1999. The decrease in net cash provided by operating activities is primarily the result of net changes in assets and liabilities, a decrease in interest income and an increase in interest expense during the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999. Net cash provided by investing activities was $48,000 for the six months ended June 30, 2000 compared to net cash used in invested activities of $6.3 million for the corresponding period in 1999. Net cash provided by investing activities for the six months ended June 30, 2000 principally included repayments of advances to unconsolidated entities of $620,000 partially offset by increases in reserve funds and deposits of $479,000 and capital expenditures of $93,000. Net cash used in investing activities for the six months ended June 30, 1999 principally included funding of (a) $5.1 million in construction loans, (b) $1.5 million in bond and operating reserve funds and (c) $980,000 in capital expenditures, offset by $925,000 in payments received on term and construction loans receivable.

         Net cash used in financing activities was $6.2 million for the six months ended June 30, 2000 compared to $2.2 million for the corresponding period in 1999. The increase in net cash used in financing activities is due to no new borrowings and continued repayment of existing borrowings in 2000, while in 1999, debt repayments were partially offset by new borrowings.

         At June 30, 2000, the Company's consolidated net real estate investments in properties and loans aggregated $199.8 million. The Company has a working capital deficit of $57.5 million at June 30, 2000, resulting primarily from the classification of the Credit Facility with an outstanding balance of $39.1 million at June 30, 2000 as current based on its maturity date of June 30, 2001 and the classification of two bonds payable totaling $20.1 million at June 30, 2000 as current based on the Company's failure to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages. Cash and cash equivalents were $2.1 million and $3.6 million, at June 30, 2000 and December 31, 1999, respectively.

         As of June 30, 2000, the Company had shareholders' equity of $74.0 million and Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $147.6 million, which represents a debt to equity ratio of
1.99 to 1. This was an increase from the debt to equity ratio of 1.44 to 1 at December 31, 1999. This increase was due primarily to a net decrease in shareholder's equity of $29.5 million, which resulted from a net loss of $25.2 million, net of bad debt expense on note receivable from former officer for common shares sold which is included in shareholder's equity, and distributions to shareholders of $4.3 million for the six months ended June 30, 2000.

         At June 30, 2000, the Company's third party indebtedness of $147.6 million consisted of $69.1 million in variable rate debt and $78.5 million in fixed rate debt. The weighted average annual interest rate on this debt was 8.72%. Based on interest rates at June 30, 2000, quarterly debt service requirements related to this debt approximate $4.0 million. In addition, the Company has guaranteed an additional $8.5 million of indebtedness of ET Sub-Meridian.

         The unfunded portion of construction loan commitments made by the Company were approximately $347,000 at June 30, 2000. Due to certain defaults by the borrowers under the loan agreements, the Company believes it is no longer obligated to provide any further funding.

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at June 30, 2000 of $21.0 million, net of allowance for credit losses, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company believes it is no longer bound by the purchase and leaseback obligations contained in the loan documents because the borrowers have, from time to time, not complied with all loan provisions. The Company is in discussions with Genesis and Multicare about a possible restructuring of transactions between the companies.

         The Company also had the option to purchase and leaseback one facility from an unaffiliated company for $13.0 million upon maturity of the related construction loan. The Company did not exercise its option to purchase this facility upon the August 1, 2000 maturity date.

         On January 3, 2000, the term of the Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million. At June 30, 2000, the Company had $39.1 million outstanding under the Credit Facility.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $58.8 million, net of allowance for credit losses, are included in the Credit Facility borrowing base and pledged as collateral at June 30, 2000. The terms require the Company to make monthly payments of principal equal to .22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company is required to pay a monthly facility fee in an amount equal to .0625% of the outstanding balance. Re-borrowings are not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. Any borrowings under the revolving credit portion of the Credit Facility are subject to prior approval from the issuer and are restricted to certain specified purposes, including dividend distributions. Dividend distributions over the term of the loan are limited to $3.0 million plus 95% of the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000.

         The Company is currently seeking a waiver for its failure to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000, principally resulting from the bad debt charges recorded on real estate loans receivable, investments in and advances to unconsolidated entities and a note receivable from a former officer of the Company and certain other assets during the second quarter of 2000.

         Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The interest rate on borrowings outstanding under the Credit Facility at June 30, 2000 was 9.44%, 2.75% over one-month LIBOR.

         The Company paid financing fees and other related costs of approximately $488,000 for the six months ended June 30, 2000 primarily in connection with the January 3, 2000 amendment to the Credit Facility. Unamortized deferred financing costs in connection with the Credit Facility and mortgages payable aggregated approximately $1.6 million at June 30, 2000. Deferred financing costs of $309,000 were amortized during the six months ended June 30, 2000 and included as a component of interest expense.

         The Company expects net cash provided by operations and funds available under the Credit Facility to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2000. Any further reduction in the Company's cash flows relating to the bankruptcy filings of Genesis and Multicare or otherwise, however, would adversely affect the Company's ability to meet its debt service requirements and could significantly and adversely affect its financial condition and results of operations. The Credit Facility currently matures on June 30, 2001. If the Company is unable to pay-off or obtain replacement financing of the Credit Facility by June 30, 2001, or is unable to negotiate a further extension of the current Credit Facility at that time, or the Company is unable to obtain waivers of the failed covenants or a forbearance agreement from the lender, the bank could exercise its right to foreclose on the collateral securing the Credit Facility. The Company also failed to meet the minimum net worth and interest coverage requirements under guarantee agreements relating to two bonds payable totaling $20.1 million at June 30, 2000. If the Company is unable to obtain waivers of the failed covenants under the bonds payable or a forbearance agreement from the bondholders, the bondholders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Foreclosure by the lenders would also have a significant adverse affect on the Company's ability to continue its operations. Future increases in interest rates, as well as any defaults by tenants on their leases with the Company, also could adversely affect the Company's cash flow and its ability to pay its obligations. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. As Genesis and Multicare are not permitted to make interest payments to ElderTrust during the pendency of their bankruptcy filings, these filings have significantly reduced the Company's cash flow. As a result, the Company has suspended further quarterly distributions to its shareholders. The Company believes the distributions made to shareholders to date during 2000 will be sufficient to satisfy its REIT distribution requirements for 2000.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at June 30, 2000. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

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

         The following table presents the Company's Funds from Operations for the periods presented below:

                                                              For the three months                For the six months ended
                                                                 Ended June 30,                            June 30,
                                                       ----------------------------------    ----------------------------------
                                                            2000               1999              2000                1999
                                                       ---------------    ---------------    --------------     ---------------
                                                                                   (in thousands)
Funds from Operations:
    Net loss                                                ($26,722)           ($1,832)         ($26,206)              ($873)
    Minority interest                                         (1,926)              (129)           (1,886)                (59)
                                                       -------------      -------------      ------------       -------------
    Net loss before minority interest                        (28,648)            (1,961)          (28,092)               (932)
    Adjustments:
        Real estate depreciation and amortization:
                Consolidated entities                          1,571              1,494             3,059               2,960
                Unconsolidated entities                        1,122              1,121             2,244               2,246
                                                       -------------      -------------      ------------       -------------
     Funds from Operations before allocation to
        minority interest                                    (25,955)               654           (22,789)              4,274
     Less:
        Funds from Operations allocable to minority
           interest                                            1,745                (44)            1,530                (286)
                                                       -------------      -------------      ------------       -------------
     Funds from Operations attributable to the
        common shareholders                                 ($24,210)              $610          ($21,259)             $3,988
                                                       =============      =============      ============       =============

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission (the "SEC").

         On June 22, 2000, Genesis and Multicare announced that they had filed for Chapter 11 bankruptcy protection following debt restructuring discussions with their senior lenders.

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

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the periods indicated. Genesis consolidates the results of Multicare, in which Genesis has a 43.6% interest. The non-Genesis shareholders' remaining 56.4% in Multicare is recorded as minority interest.

                                                             For the three months                  For the six months
                                                                ended March 31,                      ended March 31,
                                                       ----------------------------------   ----------------------------------
                                                            2000               1999              2000               1999
                                                       ---------------    ---------------    --------------    ---------------
                                                                       (in thousands, except per share data)
                   Operations Data
------------------------------------------------------
Net revenues                                                 $604,843           $464,619        $1,191,727           $943,823
Operating income before restructuring and capital
    costs (1)                                                  37,137             52,210           102,887            123,364
Multicare joint venture restructuring charge                        -                  -           420,000                  -
Depreciation and amortization                                  29,037             18,759            58,155             36,566
Lease expense                                                   9,486              6,619            19,013             12,986
Interest expense, net                                          56,726             28,457           109,502             55,780
Income (loss) before income taxes, minority
    interest, equity in net loss of unconsolidated
    affiliates, extraordinary items and cumulative
    effect of accounting change                               (58,112)            (1,625)         (503,783)             18,032
Income tax expense                                             (8,455)               572           (15,735)              7,950
Income (loss) before minority interest, equity in
    net loss of unconsolidated affiliates,
    extraordinary items and cumulative effect of
    accounting change                                         (49,657)            (2,197)         (488,048)            10,082
Minority interest                                               6,100                  -            13,027                  -
Equity in net loss of unconsolidated affiliates                     -             (4,259)                -             (5,151)
Extraordinary items, net of tax                                     -               (301)                -             (2,100)
Cumulative effect of accounting change (3)                          -                  -           (10,412)                 -
Net income (loss)                                             (43,557)            (6,757)         (485,433)             2,831
Net loss available to common shareholders (2)                 (54,932)           (11,559)        ($505,114)           ($6,882)

Per common share data:
  Basic
    Loss before extraordinary items and cumulative
       effect of accounting change                             ($1.13)            ($0.32)          ($10.87)            ($0.14)
    Net loss                                                   ($1.13)            ($0.33)          ($11.10)            ($0.20)
    Weighted average shares common stock and
       equivalents                                         48,640,162         35,218,519        45,498,085         35,217,109
  Diluted
    Loss before extraordinary items and cumulative
       effect of accounting change                             ($1.13)            ($0.32)          ($10.87)            ($0.14)
    Net loss                                                   ($1.13)            ($0.33)          ($11.10)            ($0.20)
    Weighted average shares common stock and
       equivalents                                         48,640,162         35,218,519        45,498,085         35,217,109

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

                                                                  March 31,            September 30,
                                                               --------------          -------------
                                                                    2000                    1999
                                                               --------------           -----------
                                                                       (dollars in thousands)
                  Balance Sheet Data
--------------------------------------------------------
   Working capital                                               ($1,819,504)            $  235,704
   Total assets                                                    3,537,072              2,429,914
   Long-term debt                                                    158,165              1,484,510
   Shareholders' equity                                           $  132,177             $  587,890

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

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 9.55% at June 30, 2000. Assuming the Credit Facility and variable rate mortgage balances outstanding at June 30, 2000 of $69.1 million remains constant, each one percentage point increase in interest rates from 9.55% at June 30, 2000 would result in an increase in interest expense for the next twelve months of approximately $691,000, based on the current interest rate terms. Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

         The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Company's cash flow and its ability to pay its obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM 3.       Defaults Upon Senior Securities

         Events of default have been declared under two bonds payable totaling $20.1 million at June 30, 2000, which are guaranteed by the Company. The Company does not meet the minimum net worth and interest coverage requirements under guarantee agreements relating to the underlying mortgages at June 30, 2000. The Company also failed to meet the minimum tangible net worth requirement and possibly other covenants under the Credit Facility at June 30, 2000.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 23, 2000. At the meeting, shareholders elected two trustees.

         The following nominees for trustee, who were each elected for a term of three years and until their successors are duly elected and qualified, received the following votes at the meeting:
                                             For             Withhold Authority
                                          ---------          ------------------
         D. Lee McCreary, Jr.             5,991,539                101,854

         Rodman W. Moorhead, III          5,990,039                103,354

         In addition, the term of office of each of the following trustees continued after the meeting: John G. Foos and Michael R. Walker.

ITEM  6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits filed with this report are listed in the exhibit index on page 35.

(b)      Reports on Form 8-K

         The registrant filed a report on Form 8-K dated June 23, 2000 addressing Chapter 11 bankruptcy filings by Genesis and Multicare and their subsidiaries and announcing expected significant accounting charges, significant reduction or suspension of shareholder distributions and events of default under existing indebtedness.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2000.



                          ElderTrust




                          /s/ D. Lee McCreary, Jr.
                          -----------------------------------------------------
                              D. Lee McCreary, Jr.
                              President, Chief Executive Officer,
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

     11.1 Computation of basic and diluted loss per share for the three and six months ended June 30, 2000 and 1999.

     27.1       Financial Data Schedule for the six months ended June 30, 2000.