Form 10-K
period 2000-12-31
ELDERTRUST
filed 2001-04-10
CIK 1043236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      for the year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of Each Class                         on which registered
-------------------------------------            -----------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of voting shares held by non-affiliates of the Registrant on February 28, 2001 was $22,282,063 based on the reported closing sales price of such shares on the New York Stock Exchange for that date. As of February 28, 2001, there were 7,119,000 total common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 22, 2001 are incorporated by reference into Part III of this Form 10-K.

                                   ELDERTRUST
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Cautionary Statements Regarding Forward-Looking Statements                   1

                                     PART I

Item  1.   Business                                                          1
Item  2.   Properties                                                       51
Item  3.   Legal Proceedings                                                55
Item  4.   Submission of Matters to a Vote of Security Holders              55

                                     PART II

Item  5.   Market for the Registrant's Common Equity and
                Related Stockholder Matters                                 55
Item  6.   Selected Financial Data                                          57
Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         58
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       79
Item  8.   Financial Statements and Supplementary Data                      81
Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        108

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               109
Item 11.  Executive Compensation                                           109
Item 12.  Security Ownership of Certain Beneficial Owners
                and Management                                             109
Item 13.  Certain Relationships and Related Transactions                   109

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                        109

           Cautionary Statements Regarding Forward-Looking Statements

         This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to results of operations and businesses of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements within the meaning of the Securities and Exchange Acts. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates," and "anticipated" or the negative or variations thereof or similar terminology. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially from those expressed or implied by these forward-looking statements.

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

         The Company had no real estate investments prior to January 30, 1998. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of December 31, 2000, skilled nursing facilities and senior living centers comprised approximately 91% of the Company's consolidated investments in real estate properties and loans. At December 31, 2000, the Company's consolidated assets primarily consisted of:

         o a diversified portfolio of 22 healthcare properties aggregating $161.2 million in assets, consisting of seven assisted living facilities, eight skilled nursing facilities, one independent living facility and six medical office and other buildings, which are leased back to the prior owners or other third parties;

         o term loans totaling $23.4 million collateralized by five assisted living facilities on which construction had been completed in prior years but which were still in transition to stabilized occupancy levels; and

         o construction loans totaling $18.1 million collateralized by three assisted living facilities.

         Additionally, at December 31, 2000 the Company's investments in unconsolidated entities for which it accounts using the equity method of accounting (the Company's "Equity Investees") consisted of:

         o a 95% nonvoting equity interest in an entity which owns a $7.8 million second mortgage note and other notes aggregating $4.4 million due from the Company and its Equity Investees;

         o a 99% limited partnership interest in an entity which holds leasehold and purchase option rights for seven skilled nursing facilities; and

         o a 99% limited member interest in two entities which each hold an assisted living facility.

         See "Business - Investments."

         Genesis Health Ventures, Inc. was a co-registrant in the Company's Offering. Approximately 72% of the Company's consolidated assets at December 31, 2000 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $17.9 million in 2000. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan
Restructuring

         On June 22, 2000, Genesis and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

         o Two leases were modified to reduce combined rents for the properties by $745,000 per year;

         o One lease was modified to create an early termination right commencing on December 31, 2002; and

         o One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.

2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;

3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian (ET Sub-Meridian), an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;

4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

         Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

         Genesis and Multicare are expected to file plans of reorganization with the U.S. Bankruptcy Court addressing their other creditors' claims. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plans by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each company's ability to continue as a going concern will be dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, we may be required to terminate the underlying leases and foreclose on the outstanding loans, in which event we would likely be required to find new operators to operate the properties underlying the leases and loans and/or sell or close one or more properties. Management has contacted several alternative operators and, based on these preliminary discussions, believes that an adequate market currently exists in which the Company could arrange for property management, leasing or sale of these assets, and that the properties could be successfully transitioned to new operators. Based on the discussions with these operators, the Company's management believes that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by the Company have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. The Company would expect to rely upon that experience to effect an orderly transition should Genesis and/or Multicare fail to emerge from bankruptcy and/or cease making lease or loan payments to us.

         As a result of the relatively short estimated time period required to transition a property to a new operator, the Company's management believes that, even if Genesis or Multicare were to cease making lease and loan payments to us either because Genesis and Multicare did not emerge from bankruptcy or otherwise, the Company would still be able to satisfy its operating and debt service requirements during the next 12 months. Management fee arrangements currently charged in the market place typically range from 4% to 6% of property gross revenues. Actual fees incurred would depend upon property type and location as well as other property and operator specific factors. Management estimates that, if all of the properties subject to leases and loans with Genesis and Multicare were returned to the Company and were subjected to management agreements with new operators, the Company's annual cash flows could be reduced by approximately $1.6 million. This estimate is based upon expected property operations and assumptions made by management as to management fees, capital expenditures and possible property closures.

         The Company has multiple debt agreements and is subject to debt covenants that, among other things, require minimum principal payments and contain various financial covenants. Although the Company's management believes, based upon the above noted estimated cash flow reduction, that the Company would be able to meet its operating and debt service obligations during the next 12 months if it were required to obtain new managers for the properties now operated by Genesis and Multicare, a termination of leases and loans with Genesis and Multicare may impair the Company's ability to meet one or more of the financial covenants contained in its debt agreements. Should this occur, the Company's management believes that alternative arrangements could be reached with its various lenders to restructure its loan agreements, if necessary, so as to reflect any adverse change in economic condition. This belief is based, in part, upon the Company's past history in negotiating mutually acceptable agreements with these lenders. Depending on the magnitude of the reduction in the Company's operating cash flow, the Company would seek to offset the effect of such reduction in operating cash flow on the Company's ability to meet its debt service requirements through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due during the next twelve months.

         As indicated above, based upon management's assessment of the long-term care economic environment, its discussions with alternative operators and the Company's past history with its lenders, the Company believes that, if the loans and leases with Genesis and Multicare were terminated, the assets could be redeployed as needed. Were this to occur, management believes that new operators would be available to operate the properties, that any cash flow interruption resulting from such redeployment is unlikely or would be minimal and that, although cash flows may be reduced, the Company would be able to meet its operating and debt service requirements under its existing debt agreements during the next 12 months and negotiate amendments, if necessary, with respect to any failure to meet financial covenants in those debt instruments.

         During the year, and as a defensive step in addressing the Genesis and Multicare bankruptcy filings, the Company suspended its distribution policy. Subsequent to this event, and as a function of the continued extension of its Bank Credit Facility, distributions are now limited to 110% of that amount required to maintain REIT status. The Company does not currently anticipate resuming distributions to shareholders until at least 2002.

Credit Facility; Mortgage Defaults

Credit Facility

         On January 3, 2000, the term of the Company's bank Credit Facility (the "Credit Facility") with Deutsche Bank Securities ("Deutsche Bank") was extended from January 1, 2000 to June 30, 2001 through an amendment ("Third Amendment"). This amendment also reduced borrowings available under the Credit Facility to $45.4 million. During 2000 the Company failed to meet certain financial covenants required by its Credit Facility. On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002 ("Fourth Amendment") and the covenants amended to, in part, cure the existing covenant violations.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 2000.

Credit Facility Terms Effective through January 30, 2001
Under the Third Amendment

         Under the Third Amendment, the Credit Facility terms required the Company to make monthly principal payments equal to 0.22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company was required to pay a monthly facility fee in an amount equal to 0.0625% of the outstanding balance. Re-borrowings were not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. Dividend distributions over the term of the loan were limited to $3.0 million plus 95% of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000. At December 31, 2000, the Company had $38.7 million outstanding under the Credit Facility.

         In 2000 the Company paid financing fees and other related costs of approximately $0.5 million primarily associated with the Third Amendment to the Credit Facility. Of the $0.5 million, $0.3 million was expensed and included as a component of interest expense.

         Amounts outstanding under the Credit Facility bore interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2000 was 10.38%, 2.75% over one-month LIBOR including the facility fee.

Credit Facility Terms Effective after January 30, 2001
Under the Fourth Amendment

         On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002. As a result of this further extension the Company is (i) prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and, (iii) is prevented from paying distributions in excess of 110% of that amount required to maintain REIT status.

         In December 2000, the Company paid a non-refundable loan maturity extension fee of $0.3 million in connection with the Fourth Amendment to the Credit Facility. In addition, and with respect to the Fourth Amendment, the Company issued to the lender warrants on January 31, 2001, to purchase 118,750 common shares of stock at $1.70 per share.

         The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR and the monthly facility fee has been eliminated. If this agreement were in effect on December 31, 2000, the effective interest rate on borrowings outstanding under the Credit Facility would have been 10.13%.

Other

         Giving effect to the lease and loan restructurings with Genesis and Multicare, the Company currently expects net cash provided by operations to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2001. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring."

         The Credit Facility currently matures on August 31, 2002. If the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Credit Facility at that time, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations.

         The terms of the Credit Facility extension reduced the Company's cash flows and impose limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make any required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

Mortgage Defaults

         During 2000 the Company was in default on two mortgage bonds totaling approximately $20.0 million which are guaranteed by ElderTrust as the Company failed to meet certain financial covenants specified under the Guaranty Agreement. Under an amendment to the guaranty agreement executed on January 31, 2001, the Company is no longer in default of these covenants. In addition, the Company is in default on mortgages totaling $25.8 million for failure to meet technical requirements including property information reporting requirements and the tenant filing for bankruptcy. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company believes that the lender will take no action in regard to these technical defaults.

New York Stock Exchange Listing

         On August 8, 2000, the Company was notified by the New York Stock Exchange ("NYSE") that it had fallen below the continued listing criteria relating to total market capitalization and minimum share value. Under the market capitalization requirement, the Company's market capitalization must, on average over the preceding thirty-trading day period, equal or exceed $15 million. Under the minimum share value requirement, the Company's shares must trade at a value exceeding $1 for thirty consecutive trading days. Under the NYSE rules, the Company submitted a plan demonstrating that these criteria could be attained within 18 months.

         On January 12, 2001, the NYSE notified the Company that, based upon plan accomplishments to date and short-term stock price and market capitalization improvement through January 11, 2001, the Company met the continued listing criteria and that the NYSE was prepared to continue the Company's listing subject to review and continued compliance with the continued listing criteria and plan performance over an eighteen-month period ending February 10, 2002.

         There can be no assurance that the Company will be able to continue to meet the continued listing criteria and thus that its NYSE listing will be retained.

Investments

         Investment Policies

         The Company's investments primarily have taken the form of senior housing and other healthcare facilities leased to operators under long-term operating leases, term loans and construction financing.

         Term loans and operating leases are normally secured by the underlying real estate, guarantees and/or cash deposits. As of December 31, 2000, cash deposits aggregating approximately $3.2 million were held by the Company as security for operating leases, term loans and construction loan obligations. In addition, the leases are generally cross-defaulted with any other leases or other agreements between the operator or any affiliate of the operator and the Company, which were entered into simultaneously. Economic terms of the Company's operating leases include fixed and minimum rent leases, which normally include annual rate increases, and percentage rent leases. Percentage rent leases require rents based upon a fixed percentage of facility revenues throughout the lease term. See "Business - Investments - Owned Properties - Operating Leases."

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

         The Company may, but does not presently intend to make investments other than as described above. The Company will have the authority and may determine it necessary to offer its common shares or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its common shares or any other securities and may engage in such activities in the future. Similarly, the Company may offer additional units of the Operating Partnership or other equity interests in the Operating Partnership that are exchangeable into common or preferred shares of ElderTrust in exchange for property. The Company also may make loans to joint ventures in which it may participate in the future. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Tax Code to qualify as a REIT unless, because of circumstances or changes in the Tax Code (or the regulations promulgated thereunder), the board of trustees determines that it is no longer in the best interests of the Company to qualify as a REIT.

         The board of trustees may change the investment policies and activities of the Company at any time without a vote of shareholders. There can be no assurance that the Company's investment objectives will be realized. See "Business - Risk Factors."

         Investment Portfolio

         The Company is a self-managed and self-administered real estate investment trust that invests principally in senior housing and other healthcare facilities. As such, the Company has one reportable business segment. All of the Company's facilities and business activities are contained within the United States. The Company has significant transactions with Genesis and Genesis Equity Investees. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring" and "Transactions with Genesis."

         The Company's consolidated investments in real estate properties and loans at December 31, 2000 are reflected in the following table:

-----------------------------------------------------------------------------------------------------------------
                                              Percentage  Number      Number    Investment   Number of    Number
                                Investments       of        of          of          per      Operators      of
      Type of Facility              (1)       Portfolio   Facilities Beds (2)     Bed (3)       (4)      States (5)
------------------------------ -------------- ----------- ---------- ---------- ------------ ----------- ----------
                                                 (dollars in thousands)
Owned Properties:
   Assisted Living
     Facilities  (6)                $ 84,237      37.2%         7        665        $ 127           2          2
   Independent Living
     Facilities                        4,178       1.8          1         72           58           1          1
   Skilled Nursing Facilities         80,172      35.4          8      1,259           64           3          2
   Medical Office and Other
     Buildings  (6)                   16,377       7.2          6          -            -           3          4
                               -------------- ----------- -------- ----------
   Total Owned Properties            184,964      81.6         22      1,996
                               -------------- ----------- -------- ----------

Term and Construction Loans:
   Assisted Living Facilities         41,559      18.4          8        562           74           3          3
                               -------------- ----------- -------- ----------
   Total Term and
     Construction Loans               41,559      18.4          8        562
                               -------------- ----------- -------- ----------

                               -------------- ----------- -------- ----------
       Totals                      $ 226,523     100.0%        30      2,558
                               ============== =========== ======== ==========

-----------
1. Includes investments in real estate properties and loans on real estate properties aggregating $218.1 million, before reductions for accumulated depreciation, and credit enhancements on several owned properties which aggregated $8.4 million.

2. Based upon the number of private and semi-private beds/units currently in service.

3. Investment per Bed was computed by using the respective facility investment amount divided by number of beds/units currently in service for each respective facility.

4. Genesis or Genesis Equity Investees managed 18 of the owned properties and 7 of the properties underlying the term and construction loans, under management agreements with the tenants. See "Transactions with Genesis" and "Item 2 - Properties."

5. The Company has investments in properties located in eight states, occupied by nine different tenants or borrowers.

6. Includes properties which are held for sale. These properties are classified separately on the balance sheet as properties held for sale.

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

         The net consolidated carrying value of the Company's leased properties aggregated $161.2 million at December 31, 2000, excluding credit enhancements aggregating $8.4 million on various properties. Credit enhancements consisted of

$4.3 million in bond and operating reserve funds required in connection with outstanding debt issues on three facilities, security deposits of $2.3 million on various facilities, letters of credit aggregating $1.0 million on two facilities and mortgage escrow accounts of $0.8 million.

         Upon the closing of the lease and loan restructurings with Genesis and Multicare on January 31, 2001, lease payments for two properties have been reduced and two properties have been sold. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring" for additional information.

         Term and Construction Loans

              Term Loans

         At December 31, 2000, the Company had investments in five term loans. All of the $23.4 million of term loans net of allowance for credit losses as of December 31, 2000 were first mortgage loans. The borrower under each of these loans is Genesis or Genesis Equity Investees. At that date the interest rate on the Company's investments in term loans for operating facilities ranged from 9.5% to 10.5% per annum on the outstanding balances. The yield to the Company on term loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, and any interest rate adjustments.

         At December 31, 2000, each of these loans was in default due to the bankruptcy filing and failure to make required payments by the respective borrower. The loan terms with respect to each of these loans have been amended pursuant to the Agreements. See "Loan Restructurings and Related Matters" below for additional information.

              Construction Loans

         At December 31, 2000, the Company had made three loans totaling $18.1 million, net of allowance for credit losses, secured by three healthcare facilities developed by the borrower. The borrower under two of the loans is Genesis. The Company had the option to purchase and leaseback the facility underlying the remaining loan from an unaffiliated company for $13.0 million upon maturity of the loan. At December 31, 2000 the interest rate on the Company's investments in construction loans ranged from 9% to 10.5% per annum on the outstanding balances. The rates on the outstanding balances of the Company's construction financings generally range from 350 to 400 basis points over the three-year Treasury rates in effect at the time the loan is executed.

         The construction financing period on each of the outstanding investment loans commenced upon the initial funding and terminates upon the earlier of the term of the construction loan, generally two to three years, or achievement of average monthly occupancy of at least 90% for three consecutive months following completion of the construction. During the term of the construction financing, funds are advanced pursuant to draw requests made by the operator in accordance with the terms and conditions of the applicable financing agreement. Monthly interest payments are made on the total amount of the proceeds advanced during the development period. During the construction financing period, the Company generally requires additional security and collateral in the form of either payment and performance bonds and/or completion guarantees by either one or a combination of the operator's general contractor or parent entity, other affiliates of the operator, or one or more of the individual principals of the operator.

         At December 31, 2000, each of these loans was in default. The two loans to Genesis were in default due to its Chapter 11 bankruptcy filing and failure to make required payments by the borrower. The purchase option agreements and loan terms with respect to the loans to Genesis have been amended pursuant to the lease and loan restructurings with Genesis and Multicare. See "Loan Restructurings and Related Matters" below for additional information.

         The third loan to the unaffiliated borrower, secured by the Montchanin facility, with an unpaid principal balance at December 31, 2000 of $9.5 million, is in default. The Company has charged the borrower the default interest rate of 3% above the stated interest rate of 10.5%, as stated in the original loan documentation. The borrower has failed to pay at least the stated interest payment, which is due monthly, thus the Company has begun collection proceedings. The Woodbridge facility is also leased to an affiliate of the borrower. During December 2000, and at the borrower's request, the Company entered into discussions to sell the Woodbridge facility. The sale is expected to close during the second quarter of 2001. This asset has been identified as held for sale and is disclosed separately on the Company's consolidated balance sheet.

         At December 31, 2000, each facility was operational and the Company had no obligation to provide additional construction funding under the master agreement with Genesis.

         Loan Restructurings and Related Matters

         Under the loan and lease restructuring with Genesis and Multicare completed on January 31, 2001, the provisions of the Term and Construction loans have been amended. Under the more significant provisions as amended:

     o The Company is no longer obligated to purchase and leaseback the Mifflin, Coquina Place, Oaks and Harbor Place properties;

     o The maturity date for the Harbor Place loan was extended to May 31, 2002 and the maturity dates for the Mifflin, Coquina Place and Oaks loans was extended to June 30, 2002;

     o Commencing January 31, 2001 the interest rate for Harbor Place, Mifflin, Coquina Place and Oaks will be 10%, 9.5%, 9.5% and 9% per annum, respectively. The Mifflin, Coquina Place and Oaks will be interest only to be payable monthly until maturity. With respect to the Harbor Place loan, principal payments will be made monthly to the extent of one half of excess cash, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures;

     o The aggregate loan balances for these loans were reduced by $8.5 million to $6.3 million to reflect the conveyance of an $8.5 million note receivable by Genesis to the Company; and

     o The Company acquired the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company leased these properties to subsidiaries of Multicare for an initial lease term of 10 years, with two five-year renewal options.

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

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in, and has $3.5 million in loans to, ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary.

         As of December 31, 2000, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The $40.0 million first mortgage loan that is partially guaranteed by Genesis is held by a third party. The facilities were managed by subsidiaries of Genesis through September 30, 2000. The AGE Institute of Florida's second mortgage note to ET Capital matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. The borrower ceased making interest payments to ET Capital during the quarter ended June 30, 2000. ET Capital was notified, during the later part of 1999, that the borrower was in default under the $40.0 million first mortgage loan. Each of the parties involved have signed an intercreditor agreement. ET Capital recorded a provision for bad debts of $8.8 million as of December 31, 2000 for interest and principal due on the $7.8 million second trust mortgage note through December 31, 2000.

         The Company recorded $0.7 million in interest income for the year ended December 31, 2000 on the notes payable from ET Capital. The Company also recorded a loss of $7.2 million related to the portion of its equity interest in

ET Capital's results of operations for the year ended December 31, 2000. In addition, the Company recorded an impairment loss of $1.4 million on the remaining balance of the notes receivable from ET Capital issued in connection with the AGE second mortgage transaction. See Note 7 of the Company's consolidated financial statements included in this Form 10-K.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.4 million at December 31, 2000 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 2000 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. ET Capital ceased making interest payments, on these notes to the Company during the quarter ended June 30, 2000. Management of the company has determined that these notes are fully impaired at December 31, 2000.

         In addition, ET Capital has loans payable to the Company aggregating $3.3 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. Payments on these notes were current at December 31, 2000.

         ET Sub-Meridian Limited Partnership, L.L.P.

         The Company has a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.L.P. ("ET Sub-Meridian"). The 1% general partner interest is owned by a limited liability company of which Mr. McCreary is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from a Genesis affiliate for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to a Genesis affiliate for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

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

         The Company recorded a loss of $2.5 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 2000. ET Sub-Meridian has real estate investments and long-term debt of $103.0 million and $105.4 million, respectively, at December

31, 2000. See Note 7 of the Company's consolidated financial statements included in this Form 10-K. At December 31, 2000, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $2.1 million in interest income on this loan for the year ended December 31, 2000.

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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which is included in the Company's consolidated financial statements at December 31, 2000. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's consolidated financial statements at December 31, 2000.

         The two unconsolidated limited liability companies have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at December 31, 2000, bearing interest at 12% per annum. The Company recorded $382,000 and $381,000 in interest income for the year ended December 31, 2000 and 1999, respectively, in connection with these demand loans.

         In addition, three of the limited liability companies have loans payable to ET Capital aggregating $4.4 million at December 31, 2000, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded an aggregate loss of $342,000 related to the portion of its equity interest in ET Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the year ended December 31, 2000. These two entities have real estate investments and aggregate long-term debt of $30.2 million and $30.2 million, respectively, at December 31, 2000. See Note 7 of the Company's consolidated financial statements included in this Form 10-K.

Transactions with Genesis

         At December 31, 2000, the Company and its Equity Investees had the following investments in real estate properties and loans leased to, managed by or made to Genesis or Genesis Equity Investees:

                                                Genesis (1)                 Genesis Equity Investees (2)
                                       Number of          Investment        Number of          Investment
                                    Properties (3)        Amount (3)      Properties (3)       Amount (3)
                                    ----------------    ---------------- -----------------    --------------
                                                            (dollars in thousands)
ElderTrust                                       18            $106,189                 7           $77,593

ElderTrust Equity Investees (4)                   7             103,034                 2            30,222

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

         Transactions between the Company and Genesis

         At December 31, 2000, the Company leased eight properties to Genesis under percentage and minimum rent leases, each for an initial ten-year period with two five-year renewals. Genesis also leased space under fixed rent leases in three medical office and other buildings. The terms of these leases are for up to five years, subject to renewal. Additionally, Genesis managed one property leased by the Company to an unrelated third party. The Company received lease payments of $7.8 million in 2000 on properties leased to or managed by Genesis.

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

         At December 31, 2000, the Company had four term loans and two construction loans with Genesis. The term and construction loans had original maturities of between two and three years, subject to extension by the borrower for one to four one-year periods, with a weighted average interest rate of 9.8%. The Company recorded interest income on these loans of $3.1 million in 2000. See "Business - Investments - Loan Restructurings and Related Matters."

         The Company entered into a right of first refusal agreement with Genesis, whereby the Company was granted a right of first refusal to purchase and leaseback to Genesis any assisted living, independent living or skilled nursing facility which Genesis determines to sell and leaseback. This agreement was terminated effective January 31, 2001.

         On June 22, 2000, Genesis and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

         o Two leases were modified to reduce combined rents for the properties by $745,000 per year;

         o One lease was modified to create an early termination right commencing on December 31, 2002; and

         o One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.

2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;

3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;

4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

         Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

         Transactions between the Company and Genesis Equity Investees

         At December 31, the Company leased six properties under minimum rent leases to entities in which Genesis accounts for its investment using the equity method of accounting. The Company received lease payments of $7.0 million in 2000 from Genesis Equity Investees.

         At December 31, 2000, the Company had one term loan totaling $4.8 million with a Genesis Equity Investee. The term loan had an original maturity of two years, subject to extension by the borrower for one one-year term, with an interest rate of 9.5%. The Company recorded interest income on this loan of $0.5 million in 2000. In January 2001, Genesis acquired the remaining ownership interest in the borrower and, pursuant to the Agreements, the loan maturity date has been extended to May 2002 and the applicable interest rate during the remaining term adjusted to 10.0%. See "Business - Investments - Loan Restructurings and Related Matters."

         Transactions between the Company's Equity Investees and Genesis

         At December 31, 2000, ET Sub-Meridian, an Equity Investee of the Company, subleased seven properties to Genesis under minimum rent leases, each for an initial ten-year period with a ten-year renewal option. ET Sub-Meridian received sublease payments of $9.8 million in 2000 from Genesis. See "Business - Investments - Investments in the Company's Equity Investees."

         Transactions between the Company's Equity Investees and Genesis Equity Investees

         At December 31, 2000, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, Equity Investees of the Company, each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC received aggregate lease payments of $3.0 million in 2000 from Genesis Equity Investees. See "Business - Investments - Investments in the Company's Equity Investees."

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

         In recent years, a number of laws have been enacted that have effected major changes in the healthcare system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, sought to achieve a balanced federal budget by, among other things, significantly reducing federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act (the "Refinement Act"), signed into law in November 1999, made certain amendments to the Medicare reimbursement reductions resulting from the Balanced Budget Act. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law on December 21, 2000, made additional amendments to the Medicare reimbursement reductions from the Balanced Budget Act. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems and will continue to propose and adopt legislation effecting fundamental changes in these systems. Changes in the applicable laws or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative cost of doing business, and the methods and amounts of payments for medical care by both governmental and other payers.

         Medicare and Medicaid Reimbursement

         The Company's lessees and borrowers who operate skilled nursing facilities are reimbursed by the Medicare and Medicaid programs for their products and services. As a whole, the legislative changes since 1997 have reduced reimbursement payments under these programs, which has resulted in lower lease coverage ratios on the skilled nursing facilities leased by the Company to its tenants. Also, the Company's lessees and borrowers may experience increases in time periods between submission of Medicare and Medicaid program claims and receipt of payments due to increased regulatory action and governmental budgetary constraints. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Medicare has also increased its utilization of managed care contracting for providing services to Medicare beneficiaries. Such mechanisms could have the impact of reducing utilization of and reimbursement to the Company's lessees or borrowers. See "Business - Risk Factors."

         Impact of Balanced Budget Act and Medicare Balanced Budget Refinement Act, and Medicare Benefits Improvement and Protection Act

         The Balanced Budget Act mandated establishment of the Prospective Payment System ("PPS") for Medicare skilled nursing facilities under which such facilities are paid a federal per diem rate for most covered nursing facility services. Under PPS, operators of skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities, and must depend on private pay revenues to make up any shortfall. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates were initially based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate, which resulted in significantly reduced reimbursement rates for many operators of skilled nursing facilities, including Genesis and Multicare. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate is used without regard to historic reimbursement levels.

         The Refinement Act addresses certain reductions in Medicare reimbursement resulting from the Balanced Budget Act. Under the Refinement Act, the federal per diem rate established under PPS was increased by 20% for 15 categories of Medicare patients in skilled nursing facilities starting April 1, 2000 and continuing until the later of October 1, 2000 or changes to PPS are made to better account for patients in such categories which has yet to occur. The federal rates for all categories will be increased by 4% in fiscal years 2001 and 2002. For cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may elect to receive Medicare payments based 100% on the federal per diem rate rather than partially on a federal per diem rate and partially on a pre-PPS facility specific rate. Certain services (such as prostheses and chemotherapy drugs) for skilled nursing facility patients are being paid by Medicare in addition to the PPS per diem amounts which began April 1, 2000. The caps on rehabilitation therapy services required by the Balanced Budget Act have been suspended for 2000 and 2001.

         At the state level, the Balanced Budget Act also repealed rules which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications.

         On December 21, 2000, BIPA ("Benefits Improvement and Protection Act") was signed into law. This legislation component of Federal PPS, is estimated to increase rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 15 rehabilitation Resource Utilization Groups (RUG) categories to a 6.7% add-on to all 14 rehabilitation RUG categories effective for services furnished from April 1, 2001, until the date that certain changes to the PPS rates mandated by the Refinement Act are made. In addition, BIPA revised the consolidated billing requirements to the Balanced Budget Act to limit these requirements to skilled nursing facility residents in a Medicare Part A stay and to therapy services provided in a Part A or Part B stay. The moratorium on the $1,500 therapy caps was extended through calendar year 2002.

         The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees and borrowers to monitor and comply with all reporting requirements and to ensure appropriate payments are being received.

         PPS has negatively impacted many operators in the skilled nursing industry, including Genesis and Multicare. There can be no assurances that the Company's lessees or borrowers will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, the Refinement Act, BIPA, or by future changes in regulations or interpretations of such regulations. See "Business - Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring", "Business - Government Regulation" and "Business - Risk Factors."

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

Taxation

         General

         A corporation, trust or association meeting certain requirements may elect to be treated as a REIT for federal income tax purposes. The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 to 860, inclusive, of the Tax Code. To qualify as a REIT, the Company must satisfy a variety of complex organizational and operating requirements each year, including share ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income. The Company intends to operate in such manner as to continue qualifying as a REIT for federal income tax purposes for the year ended December 31, 2001 and in future periods, but no assurance can be given that the Company will continue to operate in such a manner so as to qualify or remain qualified as a REIT.

         Generally, for each taxable year during which the Company qualifies as a REIT, it will not be taxed on the portion of its taxable income (including capital gains) that is distributed to shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from investment in a regular corporation. However, the Company will be subject to federal income tax under certain circumstances as discussed below.

         To qualify as a REIT, the Company is required to distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of our net taxable income, excluding any net capital gain. REIT taxable income is the otherwise taxable income of the REIT subject to adjustments, including a deduction for dividends paid.

         During 2000, the Company recorded significant impairment losses related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For income tax purposes these losses may be recorded in 2000 or in later periods as required under applicable income tax rules. When recognized for income tax purposes, these losses will reduce the amount otherwise required to be distributed to meet REIT requirements. In addition, should these losses when recognized exceed REIT taxable income computed without regard to these losses, any excess loss ("NOL") amount may be carried forward for deduction in the succeeding year. An NOL of a REIT in any given year may be carried forward until utilized but no more than 20 years. REIT taxable income before reduction for the dividends paid deduction reported for 1999, the last year for which an income tax return has been prepared, was ($782,000).

         NOL deductions may be subject to various limitations. The general limitation is that the deduction is limited to the current year's regular taxable income computed without regard to the loss deduction. For Alternative Minimum Tax purposes, the general limitation is equal to 90% of the current year's Alternative Minimum Taxable Income computed without regard to the loss deduction. Note that the applicable REIT distribution percentage requirement is applied against the greater of regular or alternative minimum taxable income. Other limitations include, but are not limited to, those imposed for a greater than 50% ownership change among the Company's 5% and greater owners during a test period, generally a three year period ending on each date there is a change in the ownership of Company stock held by a 5% or greater owner.

         The Company will be taxed at regular ordinary and capital gain corporate rates on any undistributed REIT taxable income. The Company may elect to treat any undistributed net capital gains as having been distributed to the shareholders. These "designated" undistributed net capital gains will be included by the Company's shareholders in income as long-term capital gain. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference between the capital gain income and the tax credit allocated to them. Under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference. The Company will be subject to tax at the highest corporate rate on its net income from foreclosure property, regardless of the amount of its distributions. The highest corporate tax rate is currently 35%. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

         The Company may elect to treat any real property it acquires by foreclosure as foreclosure property if certain conditions are satisfied. Income from foreclosure property is subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests. With a valid election, the Company is permitted to derive revenues directly from the ownership of such property (rather than deriving rental revenues pursuant to the lease of such property) until the end of the second taxable year after the year of acquisition (subject to an extension of up to six years at the IRS' discretion) so long as an independent contractor (which would not include Genesis or its affiliates) operates the property within 90 days after the property is acquired. For taxable years beginning after December 31, 2000, a tenant of the Company may qualify as an independent contractor for purposes of the foreclosure property rules if the property that is leased to the independent contractor was under lease to the independent contractor or a third party at the time that the Company acquired the foreclosure property. If the property had been under lease to a third party, then the tenant could qualify as an independent contractor only if under the subsequent lease of the property to the tenant, the Company receives a substantially similar or lesser benefit in comparison to the prior lease.

         If the Company should fail to distribute during each calendar year at least the sum of (a) 85% of its REIT ordinary income for such year, (b) 95% of its REIT capital gain net income for such year and (c) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If the Company should fail to satisfy the 75% gross income test or the 95% gross income test that apply to REITs, but has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on an amount equal to the greater of either (a) the amount by which 75% of the Company's gross income exceeds the amount qualifying under the 75% test for the taxable year, or (b) the amount by which 90% of the Company's gross income exceeds the amount of the Company's gross income qualifying for the 95% test, multiplied in either case by a fraction intended to reflect the Company's profitability.

         In addition, if a taxable REIT subsidiary ("TRS") pays interest or another amount to the Company that exceeds that amount that would generally be paid to an unrelated party in an arm's length transaction, the Company generally will be subject to an excise tax equal to 100% of such excess. Generally, a TRS is an entity taxable as a corporation in which a REIT owns an interest that, together with the REIT, elects treatment as a TRS and that does not operate either a healthcare or lodging facility or provide rights to any brand name under which a healthcare or lodging facility is operated. A TRS is not subject to the general asset tests applicable to the ownership of securities by a REIT (although not more than 20% of the value of the REIT's assets may be represented by securities of one or more TRS's). The Company's subsidiary, ET Capital Corp., will elect, together with the Company, to be treated as a TRS effective January 1, 2001.

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

         Distributions out of the Company's current or accumulated earnings and profits would be taxable to the Company's shareholders as dividends and would be eligible for the dividends received deduction for corporations. No portion of any distributions would be eligible for designation as a capital gain dividend. Further, the Company would no longer be deemed to pass through its "designated" undistributed capital gains and the related tax paid by the Company.

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

Employees

         As of December 31, 2000, the Company employed six full-time employees.

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

         We rely to a substantial degree upon contractual obligations in the form of leases and loans with subsidiaries of Genesis and other entities in which Genesis has an equity ownership interest as our majority source of revenues and for our ability to meet our corporate obligations

         Approximately 72% of our consolidated assets at December 31, 2000 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or Genesis Equity Investees, under agreements as manager, tenant or borrower. We recorded revenues in connection with these leases and borrowings aggregating $17.9 million in 2000. In addition, our Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

         On June 22, 2000, Genesis and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

         o Two leases were modified to reduce combined rents for the properties by $745,000 per year;

         o One lease was modified to create an early termination right commencing on December 31, 2002; and

         o One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.

2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;

3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;

4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

         Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

         Genesis and Multicare are expected to file plans of reorganization with the U.S. Bankruptcy Court addressing their other creditors' claims. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plans by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each Company's ability to continue as a going concern will be dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

         If Genesis and Multicare were to cease making lease and loan payments to us, we may be required to terminate the underlying leases and foreclose on the outstanding loans, in which event we would likely be required to find new operators to operate the properties underlying the leases and loans and/or sell or close one or more properties. We have contacted several alternative operators and, based on these preliminary discussions, we believe that an adequate market currently exists in which we could arrange for property management, leasing or sale of these assets, and that the properties could be successfully transitioned to new operators. Based on the discussions with these operators, we believe that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by us have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. We would expect to rely upon that experience to effect an orderly transition should Genesis and/or Multicare fail to emerge from bankruptcy and/or cease making lease or loan payments to us.

         As a result of the relatively short estimated time period required to transition a property to a new operator, we believe that, even if Genesis or Multicare were to cease making lease and loan payments to us either because Genesis and Multicare did not emerge from bankruptcy or otherwise, we would still be able to satisfy our operating and debt service requirements during the next 12 months. Management fee arrangements currently charged in the market place typically range from 4% to 6% of property gross revenues. Actual fees incurred would depend upon property type and location as well as other property and operator specific factors. We estimate that, if all of the properties subject to leases and loans with Genesis and Multicare were returned to us and were subjected to our agreements with new operators, our annual cash flows could be reduced by approximately $1.6 million. While difficult to predict, this estimate is based upon expected property operations and assumptions made by management as to management fees, capital expenditures and possible property closures.

         We have multiple debt agreements and are subject to debt covenants that, among other things, require minimum principal payments and contain various financial covenants. Although we believe, based upon the above noted estimated cash flow reduction, that we would be able to meet our operating and debt service obligations during the next 12 months if it were required to obtain new managers for the properties now operated by Genesis and Multicare, a termination of leases and loans with Genesis and Multicare may impair our ability to meet one or more of the financial covenants contained in our debt agreements. Should this occur, we believe that alternative arrangements could be reached with our various lenders to restructure the loan agreements, if necessary, so as to reflect any adverse change in economic condition. This belief is based, in part, upon our past history in negotiating mutually acceptable agreements with these lenders. Depending on the magnitude of the reduction in our operating cash flow, we would seek to offset the effect of such reduction in operating cash flow on our ability to meet debt service requirements through asset sales or through other available means. We believe that we have the ability to, and, if necessary, intend to, take these actions available to us and, as a result, believe we will be able to continue to satisfy our debt and operating obligations as they come due during the next twelve months.

         As indicated above, based upon our assessment of the long-term care economic environment, our discussions with alternative operators and our past history with our lenders, we believe that, if the loans and leases with Genesis and Multicare were terminated, that the assets could be redeployed as needed. Were this to occur, we believe that new operators would be available to operate the properties, that any cash flow interruption resulting from such redeployment is unlikely or would be minimal and that, although cash flows may be reduced, we would be able to meet our operating and debt service requirements under our existing debt agreements during the next 12 months and negotiate amendments, if necessary, with respect to any failure to meet financial covenants in those debt instruments.

         We must pay-off our existing Credit Facility by August 31, 2002 or obtain replacement financing

         On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002. At December 31, 2000, the Company had $38.7 million outstanding under the Credit Facility. On January 3, 2000, the term of our Credit Facility was extended from January 1, 2000 to June 30, 2001 through an amendment which also reduced borrowings available under the Credit Facility to $45.4 million.

         If we are unable to pay-off or obtain replacement financing by August 31, 2002, or are unable to negotiate a further extension of the current Credit Facility at that time, or for any reason we are in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on our ability to continue our operations and meet our obligations, including payment of quarterly shareholder distributions. If we are unable to raise additional capital through equity financing, or are unable to increase our borrowing capacity, we may be limited in our ability to fully fund our long-term capital needs. Through the sale of assets, the maturity of real estate loans receivable and the minimum monthly debt service requirements, the Company anticipates paying off the Credit Facility by the August 31, 2002 due date.

         Replacement financing may have significantly greater interest costs

         If we are unable to pay-off our existing Credit Facility by August 31, 2002, we will need to find replacement financing or negotiate a further extension of the current Credit Facility at that time. The interest rate on any new debt may be significantly higher than the interest rate on our existing Credit Facility with Deutsche Bank. Additionally, we may be required to pay significant financing fees in the future in connection with replacement financing or negotiating a further extension with Deutsche Bank. An increased interest rate or significant financing fees would reduce our cash flow. We can give no assurance that we will be able to obtain replacement financing on acceptable terms or at all.

         Rising interest rates could adversely affect our cash flow because of variable rate debt

         At December 31, 2000, we had $38.7 million of variable rate indebtedness outstanding under our existing Credit Facility. Amounts outstanding under the Credit Facility bear interest at a floating rate of 2.75% - 3.25% over one-month LIBOR (9.63% at December 31, 2000), as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. In addition, we have variable rate mortgages of $30.0 million at December 31, 2000, with an interest rate of one-month LIBOR plus 300 basis points (9.88% at December 31, 2000). Also, we may borrow additional money with variable interest rates in the future. We would expect significant increases in interest rates to result in significant increases in interest expense, which could adversely affect cash flow and our ability to meet our obligations.

         Our degree of leverage could limit our ability to obtain additional financing and adversely affect our cash flow

         As of December 31, 2000, our debt to book capitalization ratio, which we calculate as total debt as a percentage of total debt plus the book equity attributed to our outstanding common shares and outstanding partnership units, was approximately 63.5%. We do not have a stated policy limiting the amount of debt that we may incur. If we increase our leverage it could pose risks to our shareholders, including that:

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

         Our ability to grow may be significantly limited until the capital and credit markets improve

         During 2000, the stock prices of publicly traded equity real estate investment trusts increased on average by 26.4%, according to industry data published by NAREIT. The stock prices of publicly traded healthcare equity real estate investment trusts increased on average by 25.8% according to NAREIT and our stock price fell by 58.8% during this period. This share price decline, combined with the net reduction in Medicare reimbursement levels during and after 1998, also has resulted in a significant curtailment of banks' willingness to extend loans secured by healthcare-related real estate, and has raised concerns about the ability of some less-well capitalized nursing home operators to continue their operations. During 2000, two publicly-traded nursing home companies filed for protection under the bankruptcy laws due, in part, to reductions in Medicare reimbursement rates. All of these factors have adversely affected our ability to access the capital and credit markets. Because we rely on these markets to fund our growth, our ability to grow will be significantly limited until such time as the capital and credit markets improve.

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

         Because Michael Walker serves as chairman and chief executive officer of Genesis and chairman of ElderTrust, he has a conflict of interest in matters involving Genesis and ElderTrust

         Michael R. Walker, ElderTrust's chairman of the board, is chairman of the board and chief executive officer of Genesis. At December 31, 2000, Mr. Walker beneficially owned approximately 2.2% of the common shares of Genesis and approximately 5.5% of the common shares of ElderTrust. Because he serves as chairman of both Genesis and ElderTrust, Mr. Walker has a conflict of interest with respect to ElderTrust enforcing:

         o the loan and purchase agreements relating to the properties and other assets acquired by us from subsidiaries of Genesis or entities in which its has an interest or which may be acquired from these entities in the future; and

         o    the leases we entered into with Genesis.

         The failure by us to enforce material terms of these agreements could result in a monetary loss to us, which could have a material adverse effect on our financial condition, revenues and earnings. Our ongoing relationships with Genesis as a lessee and manager of a substantial portion of our properties may also deter us from vigorously enforcing the terms of these agreements.

         Holders of units of limited partnership interest in the Operating Partnership have different interests than shareholders and may exercise their voting rights in the Operating Partnership in a manner that conflicts with the interests of shareholders

         As the sole general partner of the Operating Partnership, we have fiduciary obligations to the other limited partners in the Operating Partnership, the discharge of which may conflict with the interests of our shareholders. In addition, those persons holding beneficial interests in units of limited partnership interest in the Operating Partnership, including Michael Walker and D. Lee McCreary, Jr., have the right, as limited partners, to vote on amendments to the partnership agreement of the operating partnership, most of which require approval by a majority in interest of the limited partners, including ElderTrust, and such individuals may exercise their voting rights in a manner that conflicts with the interests of our shareholders.

         Additionally, if we prepay or refinance debt securing some of our properties or sell properties, Mr. Walker and other holders of units of limited partnership interest in the Operating Partnership may incur adverse tax consequences which are different from the tax consequences to us and our shareholders. Consequently, persons holding directly or indirectly units of limited partnership interest, including Mr. Walker, may have different objectives regarding the appropriate timing of such actions. While we have the exclusive authority as general partner under the partnership agreement to determine whether, when and on what terms to prepay or refinance debt or to sell a property, any of these actions would require the approval of our board of trustees. As a trustee of ElderTrust, Mr. Walker has substantial influence with respect to any of these actions, and could exercise his influence in a manner inconsistent with the interests of some, or a majority, of ElderTrust's shareholders.

         We depend on our key personnel whose continued service is not guaranteed

         We depend on the efforts of our President and Chief Executive Officer, Mr. McCreary. The loss of his services could have a significant adverse effect on our operations. While we believe that the employment agreement we have with Mr. McCreary provides us with some protection, it does not guarantee Mr. McCreary's continued employment.

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

         Operators of our facilities also must comply with federal and state fraud and abuse laws

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Program anti-kickback law. These laws govern financial arrangements among healthcare providers and others that may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients or for purchasing, leasing, ordering (or arranging for or recommending the purchase, lease or order) of any goods, facilities, services or items for which payment can be made under a Federal Health Care Program. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. Operators of skilled nursing facilities are also subject to state and federal laws prohibiting the submission of "false" or "fraudulent" claims. One of these laws, the federal and false claims act, can be enforced by a private individual "whistleblowers" in a "qui tam" case, and an increasing number of such cases are being brought in the health care field. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities, and recently issued a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas have come under closer scrutiny by the government. Further, some states restrict certain business corporations from providing, or holding themselves out as a provider of, medical care. Sanctions for violation of any of these laws can include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of our lessees. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees or borrowers to meet their financial obligations to the Company.

         We may encounter delays in substituting lessees or operators because the facility licenses are held by our lessees and borrowers and not by us

         A loss of license or Medicare/Medicaid certification or default by one or more of our lessees or borrowers could result in us having to obtain another lessee or substitute operator for the affected facility or facilities. Because the facility licenses for our properties are held by our lessees or borrowers and not by us and because under the REIT tax rules we would have to find a new "unrelated" lessee to operate the properties following a default, we may encounter delays in exercising our remedies under the leases and loans made by us or substituting a new lessee or operator in the event of any loss of licensure or Medical/Medicaid certification by a prior lessee or operator or a default by the operator of one or more of our facilities. See "Business - Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring."

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

         The revenues derived by us from percentage rent leases depend to a greater extent on the operator's ability to operate the properties subject to these leases successfully due the absence of minimum rent provisions

         We lease two assisted living facilities and one independent living facility under percentage rent leases, which do not require the payment of minimum rent. The revenues derived by us under these percentage rent leases, therefore, depends to a greater extent upon the ability of these operators to operate the properties subject to these leases successfully because of the absence of minimum rent requirements. On January 31, 2001, one assisted living facility was converted to a minimum rent lease as part of the debt restructuring with Genesis. See "Debt Restructuring and Related Matters."

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

         Our failure to comply with tax-exempt bond requirements for our Highgate and Woodbridge facilities could result in termination of the tax-exempt status or acceleration of the bonds

         Our indebtedness at December 31, 2000 includes approximately $20.0 million of tax-exempt bonds used to finance our Highgate and Woodbridge assisted living facilities. The bonds are subject to various requirements under the Internal Revenue Code. In addition, the bonds impose requirements on the operation of the facilities, including a requirement that at least 20% of the rental units in the facilities are occupied by tenants whose adjusted gross family income does not exceed 50% of the median gross income for the relevant geographic area. If our lessees do not comply with these requirements, the tax-exempt status of the bonds could be terminated or the bonds could be accelerated. In the event of default under the bonds used to finance the Highgate and Woodbridge facilities, our interest in the relevant property would be subordinate to the interests of the bondholder.

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

         We also are subject to Maryland Business Combination Statute

         Provisions of Maryland law prohibit specified "business combinations" between a Maryland real estate investment trust and any person or entity who beneficially owns ten percent or more of the voting power of its outstanding shares, or any affiliate of the ten percent owner, for five years. Thereafter, the business combination must be approved by (a) 80% of the outstanding voting shares and (b) two-thirds of the outstanding voting shares, other than shares held by the ten percent owner, unless specified statutory conditions are met. A business combination that is approved any time before the ten- percent owner acquires his or her shares is not subject to these special voting requirements. We have not "opted out" of these provisions and, accordingly, we are subject to them.

         Our failure to qualify as a REIT would cause us to be taxed as a corporation

         We believe that we were organized and operated in a manner so as to qualify as a REIT under the Tax Code, commencing with our taxable year ended December 31, 1998. We can give no assurance that we will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex Tax Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay distributions to shareholders aggregating annually at least 95% (90% for taxable years beginning after December 31, 2000) of our REIT taxable income, excluding capital gains and certain non-cash income. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds its assets in partnership form. We can make no assurances that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT.

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

         We have a share ownership limit primarily for REIT tax purposes

         To qualify and maintain qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals. In addition, in order for rent paid by the Company's tenants to qualify for purposes of the gross income tests applicable to REITs, no tenant (including Genesis) nor any person who constructively owns 10% or more of the outstanding shares of Genesis or any other tenant may own actually or constructively 10% or more, in value or voting rights, of our outstanding shares of beneficial interest. Primarily to facilitate compliance with these requirements, our declaration of trust prohibits ownership, directly or by virtue of the attribution provisions of the Tax Code, by any single shareholder of more than 8.6% of the issued and outstanding common shares and generally prohibits the ownership, directly or by virtue of these attribution rules, by any single shareholder of more than 9.9% of any class or series of preferred shares of beneficial interest. We refer to this as the "ownership limit." The federal tax laws include complex share ownership rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares of a number of related shareholders. Absent any such exemption or waiver by the board of trustees, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares.

         Special considerations apply to us because of the nature of our assets

         The manner in which we derive income from the assisted and independent living facilities and skilled nursing facilities we own is governed by special considerations in satisfying the requirements for REIT qualification. Because we would not qualify as a REIT if we directly operated an assisted or independent living facility or a skilled nursing facility, we lease such facilities to a healthcare provider, such as a subsidiary of Genesis, which operates the facilities. It is essential to our qualification as a REIT that these arrangements be respected as leases for federal income tax purposes and that the lessees, including the subsidiaries of Genesis that lease properties from us, not be regarded as "related parties" of us or our operating partnership, as determined under the applicable provisions of the Tax Code.

         In the event the leases expire and are not renewed, we will have to find a new lessee that is not related to us to lease and operate the properties in order to continue to qualify as a REIT. We are able to elect to treat property acquired as a result of an expired lease as foreclosure property if certain conditions are satisfied. With a valid election, we would be permitted to derive revenues directly from the ownership of such property other than deriving rental revenues payments to the lease of such property until the end of the second taxable year after the lease termination but only if an independent contractor begins to operate the property within 90 days after the lease is terminated. The income from the foreclosure property would be subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests.

         In the event of a default on either a lease of, or a mortgage secured by, an assisted or independent living facility or skilled nursing facility, to maintain our REIT qualification, we would have to either immediately lease the property to a lessee that is not related to us, or make a foreclosure election and engage a new healthcare provider. Although with a valid election, we would be permitted to operate the facility for 90 days after taking possession of the facility pursuant to applicable U.S. Treasury regulations without jeopardizing our REIT status, the fact that the facility licenses are held by lessees or borrowers may preclude us from doing so under applicable healthcare regulatory requirements. The REIT requirements and applicable healthcare regulatory requirements could deter us from exercising our remedies in the event of a default even though such exercise otherwise would be in our best interests.

         We pay some taxes

         Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. Our corporate subsidiary, ET Capital Corp., is subject to federal, state and local taxes on its net income.

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

         Shares available for future sale could adversely affect the market price of our publicly traded securities

         At December 31, 2000, we had 394,725 units of limited partnership interest in our operating partnership which are owned by minority interests. These units are redeemable by the holder for cash or, at our election, common shares. In addition, we have reserved a total of 779,340 common shares for issuance pursuant to our 1998 share option and incentive plan, of which 321,779 are exercisable share options as of December 31, 2000. The Company also has reserved a total of 102,160 common shares for issuance pursuant to our 1999 share option and incentive plan, of which 34,053 are exercisable share options as of December 31, 2000. We cannot predict the effect that future sales of any of these common shares, or the perception that such sales could occur, will have on the market prices of our outstanding common shares.

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

         ERISA plans may be prohibited from investing in our common shares

         Depending upon the particular circumstances of an ERISA plan, an investment by an ERISA plan in our common shares may be inappropriate under the Employee Retirement Income Security Act of 1974. In deciding whether to purchase our common shares on behalf of an ERISA plan, a fiduciary of an ERISA plan, in consultation with its advisors, should carefully consider its responsibilities under ERISA, the prohibited transaction rules of ERISA and the Tax code and the effect of regulations issued by the U.S. Department of Labor defining what constitutes assets of an ERISA Plan.

ITEM 2.     PROPERTIES

         The Company's headquarters are currently located at 101 East State Street, Suite 100, Kennett Square, PA 19348. The Company leases its corporate office space from Genesis under an operating lease, which expires on May 31, 2001. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. As of December 31, 2000, the Company had no other material lease commitments as lessee.

         The following table sets forth certain information comprising the Company's investments in owned real estate property as of December 31, 2000.

                                                       Number of                               Annualized
             Property                     State        Beds (3)        Investment (4)        Rental Income (5)
-------------------------------------   ----------   --------------    ----------------     -----------------
                                                                           (dollar amounts in thousands)
Assisted Living Facilities:
    Heritage Woods *                 (1)   MA                  132            $ 12,493               $ 1,045

    Willowbrook *                    (1)   PA     (7)           54               6,465  (6)              640

    Riverview Ridge                  (1)   PA                   96               6,586                   551

    Highgate at Paoli Pointe         (1)   PA                   81              14,251                 1,200

    The Woodbridge                         PA                   90              13,491                 1,317

    Heritage at North Andover        (1)   MA                   97              12,145                 1,132

    Heritage at Vernon Court         (1)   MA                  115              18,807                 1,677
                                                     --------------    ----------------     -----------------
       Total Assisted Living                                   665              84,238                 7,562
                                                     --------------    ----------------     -----------------
Independent Living Facilities:
    Pleasant View                    (1)   NH                   72               4,178                   466
                                                     --------------    ----------------     -----------------
       Total Independent Living                                 72               4,178                   466
                                                     --------------    ----------------     -----------------

Skilled Nursing Facilities:
    Rittenhouse CC *                 (1)   PA                  183               9,806                   810

    Lopatcong CC                     (1)   NJ                  153              15,177                 1,260

    Wayne NRC                        (2)   PA                  113               8,483                   805

    Belvedere NRC                    (1)   PA                  160              12,631  (6)            1,099

    Phillipsburg CC                  (1)   NJ                   94               2,300                   578

    Chapel NRC                       (1)   PA                  240              12,305                 1,167

    Harston Hall NCH                 (1)   PA                  196               8,566                   826

    Pennsburg Manor NRC              (1)   PA                  120              10,904                 1,109
                                                     --------------    ----------------     -----------------
       Total Skilled Nursing                                 1,259              80,172                 7,654
                                                     --------------    ----------------     -----------------

Medical Office and Other Buildings:
    Professional Office Building I         PA                                    4,571                   844

    DCMH Medical Office Building           PA                                    8,371                 1,574

    Salisbury Medical Office Bldg.   (1)   MD                                    1,418                   170

    Windsor Office Building *        (1)   CT     (7)                              272                    81

    Windsor Clinic/Trg. Facility *   (1)   CT     (7)                            1,120                   116

    Lacey Branch Office Building           NJ                                      625                    57
                                                                       ----------------     -----------------
       Total Medical Office and Other                                           16,377                 2,842
                                                     --------------    ----------------     -----------------
Total Owned Properties:                                      1,996            $184,965               $18,524
                                                     --------------    ----------------     -----------------

------------------
             * Represent properties included in the Company's borrowing base for the Credit Facility and pledged as collateral.

             (1) Represent properties that are leased to and/or managed by
                 Genesis or Genesis Equity Investees. See "Transactions with Genesis."

             (2) Represents property managed by Genesis but leased by an unrelated third party.  See "Transactions with Genesis."

             (3) Based upon the number of private and semi-private beds in service at December 31, 2000.

             (4) Includes investments in real estate properties on loans aggregating $176.6 million, before reductions for accumulated depreciation and includes credit enhancements on several properties, which aggregated $8.4 million. Credit enhancements include bond and operating reserve funds aggregating $4.3 million, security deposits of $2.3 million, letters of credit aggregating $1.0 million and mortgage escrow accounts of $0.8 million.

             (5) Reflects contract rate of annual base rent under fixed and minimum rent leases and estimated rent under percentage rent leases assuming rental income for these properties consistent with 2000.

             (6) As part of the restructuring, which closed on January 31, 2001, the annual minimum rent for the Willowbrook and the Phillipsburg facilities have been reduced by $345,000 and $400,000, respectively to $295,000 and $177,500, respectively per year beginning February 1, 2001.

             (7) These properties have been identified as held for sale. These assets are identified as properties held for sale and are disclosed separately on the Company's consolidated balance sheet.

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

         The above properties are encumbered by mortgage loans and bonds aggregating $107.9 million at December 31, 2000, bearing interest at a weighted average rate of 8.5%. These mortgage loans mature from December 2002 through September 2025. See Note 9 to the Company's Consolidated Financial Statements included in this Form 10-K. Additionally, five of the Company's properties, not already subject to mortgage loans, are included in the borrowing base for the Credit Facility and are pledged as collateral for outstanding borrowings. See
Note 8 to the Company's consolidated financial statements included in this Form 10-K.

         The following table sets forth certain information regarding the Company's term and construction loans on real estate property investments as of December 31, 2000.

                                                      Number of                             Interest Rate
    Term and Construction Loans           State        Beds (2)        Investment (3)        on Loans (3)
-------------------------------------    ---------  ---------------    ----------------   -------------------
                                                                    (dollars in thousands)
             Term Loans
-------------------------------------
Assisted Living Facilities:
    Harbor Place *                   (1)    FL                  92              $4,828                  9.5%

    Mifflin *                        (1)    PA                  57               5,164                   9.5

    Coquina Place *                  (1)    FL                  60               4,538                   9.5

    Lehigh *                         (1)    PA                  70               4,200                  10.5

    Berkshire *                      (1)    PA                  64               4,700                  10.5

                                                    ---------------    ----------------
       Total Assisted Living                                   343              23,430
                                                    ---------------    ----------------
         Total Term Loans                                      343              23,430
                                                    ---------------    ----------------

         Construction Loans
-------------------------------------
Assisted Living Facilities:
    Oaks *                           (1)    PA                  52               5,033                  9.0%

    Montchanin *                            DE                  92               9,496                  10.5

    Sanatoga *                       (1)    PA                  75               3,600                  10.5

                                                    ---------------    ----------------
       Total Assisted Living                                   219              18,129
                                                    ---------------    ----------------
         Total Construction Loans                              219              18,129
                                                    ---------------    ----------------
             Total Term and Construction Loans                 562            $ 41,559
                                                    ===============    ================

----------------
       * Represent loans included in the Company's borrowing base for the Credit Facility and pledged as collateral.

      (1) Represent properties that are managed by Genesis or Genesis Equity Investees. See "Business - Investments - Loan Restructurings and Related Matters."

      (2) Based upon the number of private and semi-private beds in service at December 31, 2000.

      (3) Represents principal balance, net of allowances and related rate of interest at December 31, 2000. See Note 4 to the Company's consolidated financial statements included in this Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 2000, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The following table sets forth, from January 27, 1998, the date the Company's common shares began trading, through the periods indicated, the high and low sales prices of the Company's common stock on the New York Stock Exchange and the distributions paid per share. There were 82 shareholders of record of the Company's common shares as of February 28, 2001. The number of shareholders of record does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." Management believes there are approximately 4,000 beneficial shareholders of the Company's common shares.

                                                                        Distributions Per
         Quarter ended                 High            Low                   Share
  -----------------------------     -----------     -----------     -------------------------

  March 31, 1998 (1)                    $19.50          $17.38                       -
  June 30, 1998                          18.00           14.88                  $0.243
  September 30, 1998                     17.75           11.63                   0.365
  December 31, 1998                      14.50            9.25                   0.365
  March 31, 1999                         11.63            7.50                   0.365
  June 30, 1999                          10.38            8.44                   0.365
  September 30, 1999                     10.06            6.50                   0.365
  December 31, 1999                       7.63            5.00                   0.365 (2)
  March 31, 2000                          7.69            2.69                   0.300
  June 30, 2000                           3.63            0.56                   0.300 (3)
  September 30, 2000                      1.38            0.69                       -
  December 31, 2000                       2.81            0.94                       -

----------
(1) Represents the period from January 27, 1998 through March 31, 1998.
(2) Effective with the quarterly distribution paid in February 2000, the quarterly distribution was reduced from $0.365 per share to $0.30 per share.
(3) Effective for the quarter ending September 30, 2000, the Company suspended the quarterly distributions. The Company does not expect to resume paying dividends until at least 2002.

         In order to qualify as a REIT for federal income tax purposes, the Tax Code generally requires that a REIT distribute annually at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income to its shareholders. See "Business - Taxation." The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT and intends to continue qualifying as a REIT in future periods. The Company suspended its distributions to its shareholders until further notice. The amount and timing of future distributions, however, will depend upon various factors, including the Company's cash available for distribution and limitations or restrictions under the Credit Facility on payment of dividends. See "Business - Genesis and Multicare file for Chapter 11 Bankruptcy Protection," "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Distributions by the Company are at the discretion of the board of trustees.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the years ended December 31, 2000 and 1999 and for the period from January 30, 1998 through December 31, 1998, and as of December 31, 2000 and 1999, is derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements and related notes, and other financial information included in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              2000             1999              1998
                                                      ----------------- ----------------- ------------------
                                                                 (in thousands, except per share data)
Operating Data:
    Revenues                                                 $ 26,584           $28,141            $21,233
    Expenses:
       Property expenses                                        1,128             1,124                975
       Interest expense                                        14,007            13,136              6,256
       Depreciation                                             5,850             5,788              4,460
       General and administrative, separation
         agreement and start-up expenses                        3,622             5,412              4,648
       Loss on impairment of long-lived assets                  5,306                 -                  -
       Bad debt expense                                         9,522                 -                  -
                                                            -----------------------------------------------
             Total expenses                                    39,435            25,460             16,339
                                                            -----------------------------------------------
    Equity in losses of unconsolidated entities, net          (10,010)           (2,482)              (648)
    Minority interest                                           1,531               (19)              (273)
                                                            -----------------------------------------------
    Net income (loss) before extraordinary item               (21,330)              180              3,973
    Extraordinary item, net of minority interest                    -            (1,210)                 -
                                                            -----------------------------------------------
    Net income (loss)                                       ($ 21,330)         ($ 1,030)           $ 3,973
                                                            ===============================================
Per share information:
    Basic and diluted net income (loss) per share
         before extraordinary item                             ($3.00)            $0.03             $ 0.54
                                                            ===============================================
    Basic and diluted net income (loss) per share              ($3.00)           ($0.14)            $ 0.54
                                                            ===============================================
    Weighted average basic and diluted common
         shares outstanding                                     7,119             7,198              7,369
                                                            ===============================================
    Distributions per share                                     $0.60             $1.46              $0.97
                                                            ===============================================

                                       57


                                                          December 31, 2000         December 31, 1999
                                                      ---------------------------------------------------
                                                                        (in thousands)
Balance Sheet Data:
    Real estate properties, net                                 $149,804                $171,681
    Real estate loans receivable                                  41,559                  48,646
    Credit Facility                                               38,720                  39,670
    Mortgages, bonds and notes payable                           108,947                 110,084
    Total liabilities                                            152,931                 155,053
    Total shareholders' equity                                   $80,099                $103,440

                                                                  2000                     1999
                                                      ---------------------------------------------------
                                                                        (in thousands)
Other Data:
    Funds from Operations (1)                                   ($6,620)                  $9,939
                                                      ---------------------------------------------------

----------

(1) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October, 1999 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations includes both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable operating property.

For comparison purposes the year ended December 31, 1999 has been restated to conform to the new FFO definition. See "Funds from Operations" for current definition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a self-managed and self-administered real estate investment trust that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through the Operating Partnership, of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of December 31, 2000, skilled nursing, assisted and independent living facilities comprised approximately 91% of the Company's consolidated investments in real estate properties and loans.

         Approximately 72% of the Company's consolidated assets at December 31, 2000 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or Genesis Equity Investees. Revenues recorded by the Company in connection with these leases and borrowings aggregated $17.9 million in 2000. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon:

         o the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

         o the revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan
Restructuring

         On June 22, 2000, Genesis and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

         o Two leases were modified to reduce combined rents for the properties by $745,000 per year;

         o One lease was modified to create an early termination right commencing on December 31, 2002; and

         o One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.

2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;

3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;

4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

         Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

         Although the agreements with Genesis and Multicare have been approved by the U.S. Bankruptcy Court and successfully consummated, there can be no assurance that either Genesis or Multicare will successfully emerge from bankruptcy. As a result, there can be no assurance that Genesis and Multicare will continue to make loan and lease payments under the terms of the restructured loan and lease arrangements with those entities.

         Genesis and Multicare are expected to file plans of reorganization with the U.S. Bankruptcy Court addressing their other creditors' claims. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plans by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each Company's ability to continue as a going concern will be dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, we may be required to terminate the underlying leases and foreclose on the outstanding loans, in which event we would likely be required to find new operators to operate the properties underlying the leases and loans and/or sell or close one or more properties. Management has contacted several alternative operators and, based on these preliminary discussions, believes that an adequate market currently exists in which the Company could arrange for property management, leasing or sale of these assets, and that the properties could be successfully transitioned to new operators. Based on the discussions with these operators, the Company's management believes that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by the Company have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. The Company would expect to rely upon that experience to effect an orderly transition should Genesis and/or Multicare fail to emerge from bankruptcy and/or cease making lease or loan payments to us.

         As a result of the relatively short estimated time period required to transition a property to a new operator, the Company's management believes that, even if Genesis or Multicare were to cease making lease and loan payments to us either because Genesis and Multicare did not emerge from bankruptcy or otherwise, the Company would still be able to satisfy its operating and debt service requirements during the next 12 months. Management fee arrangements currently charged in the market place typically range from 4% to 6% of property gross revenues. Actual fees incurred would depend upon property type and location as well as other property and operator specific factors. Management estimates that, if all of the properties subject to leases and loans with Genesis and Multicare were returned to the Company and were subjected to management agreements with new operators, the Company's annual cash flows could be reduced by approximately $1.6 million. While difficult to predict, this estimate is based upon expected property operations and assumptions made by management as to management fees, capital expenditures and possible property closures.

         The Company has multiple debt agreements and is subject to debt covenants that, among other things, require minimum principal payments and contain various financial covenants. Although the Company's management believes, based upon the above noted estimated cash flow reduction, that the Company would be able to meet its operating and debt service obligations during the next 12 months if it were required to obtain new managers for the properties now operated by Genesis and Multicare, a termination of leases and loans with Genesis and Multicare may impair the Company's ability to meet one or more of the financial covenants contained in its debt agreements. Should this occur, the Company's management believes that alternative arrangements could be reached with its various lenders to restructure its loan agreements, if necessary, so as to reflect any adverse change in economic condition. This belief is based, in part, upon the Company's past history in negotiating mutually acceptable agreements with these lenders. Depending on the magnitude of the reduction in the Company's operating cash flow, the Company would seek to offset the effect of such reduction in operating cash flow on the Company's ability to meet its debt service requirements through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due during the next twelve months.

         As indicated above, based upon management's assessment of the long-term care economic environment, its discussions with alternative operators and the Company's past history with its lenders, the Company believes that, if the loans and leases with Genesis and Multicare were terminated, that the assets could be redeployed as needed. Were this to occur, management believes that new operators would be available to operate the properties, that any cash flow interruption resulting from such redeployment is unlikely or would be minimal and that, although cash flows may be reduced, the Company would be able to meet its operating and debt service requirements under its existing debt agreements during the next 12 months and negotiate amendments, if necessary, with respect to any failure to meet financial covenants in those debt instruments.

         The Company has incurred indebtedness to acquire its assets and may incur additional short and long-term indebtedness, and related interest expense, from time to time. See "Liquidity and Capital Resources" and Note 4 - Real Estate Loans Receivable to consolidated financial statements.

         Under the terms of the Bank Credit Facility, the Company cannot distribute to its shareholders more than 110% of that amount required to maintain REIT status. The Company intends to maintain its REIT status. However the amount and timing of distributions will depend upon various factors, including the Company's cash available for distribution. See "Liquidity and Capital Resources."

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

         ET Capital Corp.

         The Company has a nonvoting 95% equity interest in, and has $3.5 million in loans to ET Capital Corp. ("ET Capital"). The remaining voting 5% equity interest in ET Capital is owned by Mr. McCreary.

         As of December 31, 2000, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The $40.0 million first mortgage loan that is guaranteed by Genesis is held by a third party. The facilities were managed by subsidiaries of Genesis through September 30, 2000. The AGE Institute of Florida's second mortgage note to ET Capital matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. The borrower ceased making interest payments to ET Capital during the quarter ended June 30, 2000 and since June 2000 the borrower has been in default under the $40.0 million first mortgage loan. ET Capital recorded a provision for bad debts of $8.8 million as of December 31, 2000 for interest and principal due on the $7.8 million second trust mortgage note through December 31, 2000.

         The Company recorded $0.7 million and $0.7 million in interest income for the years ended December 31, 2000 and 1999, respectively, on the notes receivable from ET Capital. The Company also recorded a loss of $7.2 million and income of $0.2 million related to the portion of its equity interest in ET Capital's results of operations for the years ended December 31, 2000 and December 31, 1999, respectively. In addition, the Company recorded an impairment loss of $1.4 million on the remaining balance of the notes receivable from ET Capital issued in connection with the second mortgage transaction. See Note 7 of the Company's consolidated financial statements included in this Form 10-K.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.4 million at December 31, 2000 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 2000 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. ET Capital ceased making interest payments, on these notes to the Company during the quarter ended June 30, 2000. Management of the Company has determined that these notes are fully impaired at December 31, 2000.

         In addition, ET Capital has loans payable to the Company aggregating $3.3 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. Payments on these notes were current at December 31, 2000.

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

         The Company recorded losses of $2.5 million and $2.3 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the year ended December 31, 2000 and December 31, 1999, respectively. ET Sub-Meridian has real estate investments and long-term debt of $103.0 million and $105.4 million, respectively, at December 31, 2000. See Note 7 of the Company's consolidated financial statements included in this Form 10-K. At December 31, 2000, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $2.1 million in interest income on this loan for the years ended December 31, 2000 and 1999, respectively.

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

         The Company is the sole member of ET Sub-Heritage Andover, LLC, which, accordingly, is consolidated into the Company's consolidated financial statements at December 31, 2000. In each of the remaining three limited liability companies, the Company has a 99% member interest. The 1% managing member interest in these three companies is owned by a limited liability company of which Mr. McCreary is the sole member. The Company currently has the option to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC from Mr. McCreary. The option exercise price is $3,200. As the Company has the ability to acquire the 1% managing member interest in ET Sub-Vernon Court, LLC for a nominal amount, this company is consolidated into the Company's consolidated financial statements at December 31, 2000.

         The two unconsolidated limited liability companies have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at December 31, 2000, bearing interest at 12% per annum. The Company recorded $382,000 and $381,000 in interest income for the year ended December 31, 2000 and 1999, respectively, in connection with these demand loans.

         In addition, three of the limited liability companies have loans payable to ET Capital aggregating $4.4 million at December 31, 2000, maturing at various dates from April 2008 to December 2011 and bearing interest at 14% per annum with interest and principal payable monthly.

         The Company recorded aggregate losses of $342,000 and $401,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the years ended December 31, 2000 and 1999, respectively. These two entities have real estate investments and aggregate long-term debt of $30.2 million and $30.2 million, respectively, at December 31, 2000. See Note 7 of the Company's consolidated financial statements included in this Form 10-K.

Results of Operations

         Year ended December 31, 2000 compared to the year ended December 31,
           1999

              Revenues

         Rental revenues were $18.6 million for the year ended December 31, 2000 as compared to $18.6 million for the year ended December 31, 1999.

         Interest income was $4.5 million, net of amortization of deferred loan costs of $145,000, for the year ended December 31, 2000 as compared to $5.7 million for the year ended December 31, 1999, a 19.6% decrease. This decrease was a result of debt restructuring involving Genesis and Multicare during 2000. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring."

         Interest from unconsolidated Equity Investees was $3.3 million for the year ended December 31, 2000 as compared to $3.8 million for the year ended December 31, 1999. This represents a 14.6% decrease over the prior year. This decrease was primarily due to ET Capital not making its second, third or fourth quarter 2000 interest payments to the company on its notes payable related to the AGE Institute of Florida second mortgage transaction. See "Loan Restructuring and Related Matters."

              Expenses

         Property operating expenses principally relate to medical office buildings, which are not subject to leases that require the lessees to pay all operating expenses of the related property. Property operating expenses for these leased properties were $1.1 million for the years ended December 31, 2000 and December 31, 1999. Property operating expenses as a percentage of medical office building rental revenues decreased to 38.2% for the year ended December 31, 2000 as compared to 42.9% for the year ended December 31, 1999.

         Interest expense, which included amortization of deferred financing costs of $0.6 million, was $14.0 million for the year ended December 31, 2000 as compared to $13.1 million for year ended December 31, 1999. The increase of $0.9 million, is due to fluctuations in the LIBOR rate and under the Third Amendment to the Credit Facility the terms required the Company to pay a monthly facility fee in an amount equal to 0.0625% (0.75%) of the outstanding balance. This increase in interest expense of $1.8 million was partially offset by a reduction in amortization of deferred financing costs of $0.9 million. Third-party debt, which includes the Credit Facility and mortgages and notes payable to third parties, decreased from $148.7 million at December 31, 1999 to $146.7 million at December 31, 2000. The weighted average interest rate on outstanding third-party debt increased from 8.4% at December 31, 1999 to 8.5% at December 31, 2000. The Company's interest rate on the Credit Facility was 9.63% at December 31, 2000 and 9.25% at December 31, 1999. After January 31, 2001, amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR per the Fourth Amendment to the Credit Agreement dated January 31, 2001.

         Depreciation was approximately $5.8 million for the years ended December 31, 2000 and December 31, 1999. This amount relates to depreciation taken on the real estate properties owned by the Company at December 31, 2000 and 1999.

         General and administrative expenses were $3.6 million for the year ended December 31, 2000 as compared to $2.6 million for the year ended December 31, 1999, an increase of 38.5%. The increase was primarily due to increased compensation for officers and the expenses of $0.7 million in connection with property due diligence for investment transactions that were not completed.

         Bad debt expense of $9.5 million was recorded for the twelve months ending December 31, 2000 resulting from impairment charges recorded on real estate loans receivable of $7.1 million, investments in and advances to unconsolidated entities of $1.4 million and a note receivable from a former officer of the Company of $990,000.

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

Income Taxes

         The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 through 860 of the Tax Code. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% (90% for taxable years beginning after December 31, 2000) of its taxable income to its shareholders and complies with certain other requirements. The Company believes it will continue to qualify as a REIT and, accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

Liquidity and Capital Resources

         Net cash provided by operating activities was $7.5 million for the year ended December 31, 2000 compared to $16.7 million for the year ended December 31, 1999. Net cash used in financing activities was $7.7 million for the year ended December 31, 2000 compared to net cash used in financing activities of $10.5 million for 1999. Net cash used in financing activities for 2000 principally included (a) $1.0 million in payments on the Credit Facility, (b) $0.8 million in deferred financing fees and other related costs in connection with amendments to the Credit Facility, (c) $4.3 million in distributions to shareholders, and (d) $1.1 million in payments on mortgage loans payable. Net cash used in financing activities for 1999 included borrowings under the Credit Facility of $9.5 million and new mortgages payable issued of $71.1 million reduced by $60.1 million in payments on the Credit Facility, $3.0 million in deferred financing fees and other related costs, $10.5 million in distributions to shareholders, $14.7 million in payments on mortgage loans and notes payable, $0.9 million in common share repurchases and $1.2 million prepayment penalty on a mortgage loan.

         Net cash used in investing activities was $0.3 million for the year ended December 31, 2000 compared to $4.9 million for 1999. The Company used its net cash provided by operating activities for the year ended December 31, 2000 principally to fund its investing activities, including $1.7 million in bond and operating reserve funds and deposits and $0.2 million in capital expenditures offset by $1.5 million of proceeds received from unconsolidated entities. Similarly, net cash provided by operating activities for the year ended December 31, 1999 was used principally to fund its investing activities, including (a) $5.1 million in construction loans, (b) $3.6 million in bond and operating reserve funds and deposits and (c) $1.3 million in purchases of equipment and building renovations, partially offset by $4.3 million in payments received on term and construction loans receivable and $0.8 million of proceeds received from unconsolidated entities.

         At December 31, 2000, the Company's consolidated net real estate investments in properties and loans aggregated $202.7 million, including net assets held for sale of $11,365, as compared to $220.3 million as of December 31, 1999. Working capital, excluding the current portion of the balance outstanding under the Credit Facility of approximately $5.0 million and $0.9 million as of December 31, 2000 and 1999, respectively, was ($21.5) million and $3.5 million at December 31, 2000 and 1999 respectively. The working capital (deficit) at December 31, 2000 was caused primarily by the reclassification of approximately $25.8 million of long-term debt as current, due to the Company's technical defaults. Cash and cash equivalents were $3.1 million and $3.6 million, at December 31, 2000 and December 31, 1999, respectively.

         As of December 31, 2000, the Company had shareholders' equity of $80.1 million and Credit Facility borrowings and mortgages, bonds and notes payable to third parties aggregating $146.7 million, which represents a debt to equity ratio of 1.83 to 1. This was an increase from 1.44 to 1 at December 31, 1999. This increase was due primarily to a net decrease of $2.0 million in such indebtedness and a net decrease in shareholders' equity of $23.3 million. The net decrease in third-party indebtedness resulted from repayments of third-party indebtedness aggregating $1.1 million and repayments under the Credit Facility of $0.9 million. The net decrease in shareholders' equity primarily resulted from the payment of $4.3 million in dividends to shareholders, and a net loss aggregating $21.3 million for the year ended December 31, 2000. These equity reductions were partially offset by the acquisition of minority interests.

         The Company did not fund any construction loan commitments for the year ended December 31, 2000 as compared to the $5.1 million which was funded by the Company for the year ended December 31, 1999. The Company, currently, does not have any further funding requirements under the existing commitments.

         The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 2000 of $32.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company's ability to purchase and leaseback these facilities was terminated as part of the lease and loan restructuring with Genesis and Multicare.

Credit Facility

         On January 3, 2000, the term of the Company's bank Credit Facility (the "Credit Facility") with Deutsche Bank Securities ("Deutsche Bank") was extended from January 1, 2000 to June 30, 2001 through an amendment ("Third Amendment"). This amendment also reduced borrowings available under the Credit Facility to $45.4 million. During 2000 the Company failed to meet certain financial covenants required by its Credit Facility. On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002 ("Fourth Amendment") and the covenants amended to, in part, cure the existing covenant violations.

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 2000.

Credit Facility Terms Effective through January 30, 2001
Under the Third Amendment

         Under the Third Amendment, the Credit Facility terms required the Company to make monthly principal payments equal to 0.22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company was required to pay a monthly facility fee in an amount equal to 0.0625% of the outstanding balance. Re-borrowings were not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. Dividend distributions over the term of the loan were limited to $3.0 million plus 95% of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000. At December 31, 2000, the Company had $38.7 million outstanding under the Credit Facility.

         In 2000 the Company paid financing fees and other related costs of approximately $0.5 million primarily associated with the Third Amendment to the Credit Facility. Of the $0.5 million, $0.3 million was expensed and included as a component of interest expense.

         Amounts outstanding under the Credit Facility bore interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2000 was 10.38%, 2.75% over one-month LIBOR including the facility fee.

Credit Facility Terms Effective after January 30, 2001
Under the Fourth Amendment

         On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002. As a result of this further extension the Company is (i) prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and, (iii) is prevented from paying distributions in excess of 110% of that amount required to maintain REIT status.

         In December 2000, the Company paid a non-refundable loan maturity extension fee of $0.3 million in connection with the Fourth Amendment to the Credit Facility. In addition, and with respect to the Fourth Amendment, the Company issued to the lender warrants on January 31, 2001, to purchase 118,750 common shares of stock at $1.70 per share.

         The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR and the monthly facility fee has been eliminated. If this agreement were in effect on December 31, 2000, the effective interest rate on borrowings outstanding under the Credit Facility would have been 10.13%.

Other

         Giving effect to the lease and loan restructurings with Genesis and Multicare, the Company currently expects net cash provided by operations to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2001. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructuring."

         The Credit Facility currently matures on August 31, 2002. If the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Credit Facility at that time, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations.

         The terms of the Credit Facility extension reduced the Company's cash flows and impose limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make any required shareholder distributions, then the Company may be unable to qualify as a REIT and would be subject to federal income taxes.

         Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at December 31, 2000. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. The Company anticipates entering into similar leases with respect to additional properties acquired. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company was authorized from time to time to repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. In March 1999, in light of the Company's cash position and Credit Facility negotiations, the Company suspended the share repurchase program. In November 1999, the Company reinstated the share repurchase program on a limited basis. The Company completed this limited share repurchase program in December 1999 with the repurchase of 82,100 common shares at an average price of $6.08. The Company repurchased and effectively retired 125,800 and 147,800 common shares for an aggregate purchase price of $923,000 and $1.7 million for the years ended December 31, 1999 and 1998, respectively. These shares are reflected as a reduction of shares issued and outstanding in the accompanying financial statements. The Company did not repurchase any common shares in 2000.

Funds from Operations

       The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines Funds from Operations as net income
(loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect Funds from Operations on the same basis. The Company believes that Funds from Operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations includes both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable property.

         The following table presents the Company's Funds from Operations for the years ended December 31, 2000 and 1999 and for the period from January 30, 1998 to December 31, 1998:

                                                               2000             1999 (1)         1998 (1)
                                                         ----------------------------------------------------
                                                                             (in thousands)
Funds from Operations:
    Net income (loss)                                           ($ 21,330)         ($ 1,030)         $ 3,973
    Minority interest                                              (1,531)              (67)             273
                                                         ----------------------------------------------------
    Net income (loss) before minority interest                    (22,861)           (1,097)           4,246
    Adjustments to derive funds from operations:
      Add:
        Real estate depreciation and amortization:

                Consolidated entities                                5,976             5,963           4,664
                Unconsolidated entities                              4,489             4,492           1,243

        Impairment charges on real
           estate properties                                         5,306                 -               -
        Extraordinary loss on debt extinguishment                        -             1,296               -
                                                         ----------------------------------------------------
     Funds from Operations before allocation to
        minority interest                                          (7,090)            10,654          10,153

     Funds from Operations allocable to
        minority interest                                             470               (715)           (635)
     Funds from Operations attributable to the common
        shareholders                                             ($ 6,620)           $ 9,939         $ 9,518
                                                         ====================================================

(1) For comparison purposes the year ended December 31, 1999 and the period from January 30, 1998 to December 31, 1998 have been restated to conform to the new FFO definition. See "Funds from Operations" for current definition.

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

Summary Condensed Consolidated Financial Data of Genesis

         As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' annual report on Form 10-K for the year ended September 30, 2000 and from Genesis' quarterly report on Form 10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").

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

         The following table sets forth certain summary condensed consolidated financial data for Genesis for the quarter ended December 31, 2000 and the years ended September 30, 2000 and 1999.

                                                                 For the
                                                              quarter ended      For the years ended
                                                              December 31,          September 30,
                                                             -------------------------------------------
                                                                  2000            2000          1999
--------------------------------------------------------------------------------------------------------
                      Operations Data
------------------------------------------------------------
Net revenues                                                        $629,019    $2,433,858    $1,866,426
Operating income before debt restructuring, reorganization
    costs and capital and other costs (1) (4)                         60,018     (138,280)        85,879
Debt restructuring and reorganization costs                           14,209        62,795             -
(Gain) loss on sale of assets                                        (1,770)         7,922             -
Multicare joint venture restructuring                                      -       420,000             -
Depreciation and amortization                                         26,926       116,961        74,955
Lease expense                                                          9,405        38,124        26,653
Interest expense, net                                                 34,154       203,570       119,220
                                                             -------------------------------------------
Loss before income tax benefit, equity in net loss of
    unconsolidated affiliates, extraordinary items and
    cumulative effect of accounting change                           (22,906)     (987,652)     (134,949)
Income tax benefit                                                         -       (27,168)      (44,711)
                                                             -------------------------------------------
Loss before equity in net loss of unconsolidated
    affiliates and extraordinary items                               (22,906)     (960,484)      (90,238)
Minority interest                                                      1,811       132,444             -
Equity in loss of unconsolidated affiliates                             (216)       (2,407)     (178,235)
Extraordinary items, net of tax                                            -             -        (2,100)
Cumulative effect of accounting change (3)                                 -       (10,412)            -
                                                             -------------------------------------------
Net loss                                                             (21,311)     (840,859)     (270,573)
                                                             -------------------------------------------
Net loss applicable to common shareholders (2)                      ($32,811)    ($883,455)    ($290,050)
                                                             ===========================================

                                       77

                                                                 For the
                                                              quarter ended      For the years ended
                                                               December 31,         September 30,
                                                             -------------------------------------------
                                                                  2000            2000          1999
--------------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)
Per common share data:
  Basic and diluted
    Loss before extraordinary items and cumulative effect
       of accounting change                                       ($ 0.67)      ($18.55)       ($8.11)
    Net loss                                                      ($ 0.67)      ($18.77)       ($8.17)
    Weighted average shares of common stock and
       equivalents                                                 48,641        47,077        35,485

--------
(1) Capital costs include depreciation and amortization, lease expense and interest expense.
(2) Net income (loss) reduced by preferred stock dividends.
(3) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires start-up costs to be expensed as incurred.
(4) Operating income is reduced by $374,708 and $167,070 of asset impairment and charges for the years ended September 30, 2000 and 1999, respectively.

                                                            December 31,      September 30,     September 30,
                                                                2000              2000               1999
                                                          ----------------- ------------------ -----------------
                                                                         (amounts in thousands)
Balance Sheet Data
   Working capital                                            $  296,960         $  304,241        $  235,704
   Total assets                                                3,126,691          3,127,899         2,429,914
   Liabilities subject to compromise                           2,449,192          2,446,673                 -
   Long-term debt                                                 10,359             10,441         1,484,510
   Shareholders' equity (deficit)                            ($ 279,050)        ($ 246,926)        $  587,890

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's investments in real estate loans receivable bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable, but not earnings or cash flows. The carrying amount of real estate loans receivable at December 31, 2000 approximates the fair value of the underlying properties.

         The Company's bonds and most of the Company's mortgages payable bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility and variable rate mortgages. The Company utilizes interest rate cap agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. Interest rate cap agreements are used for hedging purposes rather than for trading purposes. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments, other than interest rate cap agreements.

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


               2001                       $ 16,227
               2002                          1,002
               2003                          1,076
               2004                          1,158
               2005                          1,249
               Thereafter                   57,220
                                          --------
                                          $ 77,932
                                          ========

         At December 31, 2000, the fair value of the Company's fixed rate mortgages and bonds payable approximates its carrying value of $77.9 million.

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. At December 31, 2000, the fair value of the Company's variable rate debt approximates its carrying value of $68.7 million. The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 9.5% at December 31, 2000. Assuming the Credit Facility and variable rate mortgage balances outstanding at December 31, 2000 of $68.7 million remains constant, each one percentage point increase in interest rates from 9.5% at December 31, 2000 would result in an increase in interest expense for the coming year of approximately $687,000, based on the current interest rate terms. Amounts outstanding under the Credit Facility bear interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Variable-rate mortgages bear interest at 3.00% over one-month LIBOR.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report


The Board of Trustees and Shareholders
ElderTrust:


We have audited the accompanying consolidated balance sheets of ElderTrust and subsidiaries as of December 31, 2000 and 1999, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from January 30, 1998 to December 31, 1998. We have also audited the related financial statement schedules III and IV as listed in the accompanying index for Item 14(a) 2 on page 110. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from January 30, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

McLean, VA.
February 2, 2001

                                   ELDERTRUST
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                December      December
                                                                                31, 2000      31, 1999
                                                                           -----------------------------
                                 ASSETS
Assets:
     Real estate properties, at cost                                             $148,939      $165,206
     Less - accumulated depreciation                                             (14,085)      (10,180)
     Land                                                                          14,950        16,655
                                                                           -----------------------------
            Net real estate properties                                            149,804       171,681
     Properties held for sale, net of impairment allowance of $1,433 in
         2000                                                                      11,365             -
     Real estate loans receivable, net of allowance of $7,087 in 2000              41,559        48,646
     Cash and cash equivalents                                                      3,105         3,605
     Restricted cash                                                                8,409         7,194
     Accounts receivable, net of allowance of $1,247 in 2000                        1,466           629
     Accounts receivable from unconsolidated entities                               1,905         1,068
     Prepaid expenses                                                                 483         1,000
     Investment in and advances to unconsolidated entities, net of
         allowance of $1,446 in 2000                                               18,137        31,129
     Other assets, net of accumulated amortization and depreciation of
         $2,840 and $2,148, respectively                                            1,454         1,530
                                                                           -----------------------------
                Total assets                                                     $237,687      $266,482
                                                                           =============================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank credit facility                                                         $38,720       $39,670
     Accounts payable and accrued expenses                                          1,613         1,535
     Accounts payable to unconsolidated entities                                       12            13
     Mortgages and bonds payable                                                  107,932       109,005
     Notes payable to unconsolidated entities                                       1,015         1,079
     Other liabilities                                                              3,639         3,751
                                                                           -----------------------------
           Total liabilities                                                      152,931       155,053
                                                                           -----------------------------

Minority interest                                                                   4,657         7,989

Shareholders' equity:
     Preferred shares, $.01 par value; 20,000,000 shares authorized;
         none outstanding                                                               -             -
     Common shares, $.01 par value; 100,000,000 shares authorized;
         7,119,000 and 7,119,000 shares issued and outstanding,
         respectively                                                                  71            71
     Capital in excess of par value                                               120,377       119,106
     Deficit                                                                     (40,349)      (14,747)
     Note receivable from former officer for common shares sold, net                    -         (990)
                                                                           -----------------------------
           Total shareholders' equity                                              80,099       103,440
                                                                           -----------------------------
                Total liabilities and shareholders' equity                       $237,687      $266,482
                                                                           =============================

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                    Period from
                                                                                                     January 30,
                                                                     Year ended      Year ended       1998 to
                                                                      December        December        December
                                                                      31, 2000        31, 1999        31, 1998
                                                                 -----------------------------------------------
Revenues:
     Rental revenues                                                    $18,601         $18,552         $14,198
     Interest, net of amortization of deferred loan
        origination costs                                                 4,542           5,653           4,458
     Interest from unconsolidated equity investees                        3,252           3,809           1,446
     Fee income                                                               -               -           1,018
     Other income                                                           189             127             113
                                                                 -----------------------------------------------
        Total revenues                                                   26,584          28,141          21,233
                                                                 -----------------------------------------------

Expenses:
     Property operating expenses                                          1,128           1,124             975
     Interest expense, including amortization of deferred
       finance costs                                                     14,007          13,136           6,256
     Depreciation                                                         5,850           5,788           4,460
     General and administrative                                           3,622           2,612           1,621
     Bad debt expense                                                     9,522               -               -
     Loss on impairment of long-lived assets                              5,306               -               -
     Separation agreement expenses                                            -           2,800               -
     Start-up expenses                                                        -               -           3,027
                                                                 -----------------------------------------------
        Total expenses                                                   39,435          25,460          16,339
                                                                 -----------------------------------------------

Net income (loss) before equity in losses of unconsolidated
     entities, minority interest and extraordinary item                (12,851)           2,681           4,894

Equity in losses of unconsolidated entities, net                       (10,010)         (2,482)           (648)
Minority interest                                                         1,531            (19)           (273)
                                                                 -----------------------------------------------

Net income (loss) before extraordinary item                            (21,330)             180           3,973

Extraordinary item:
     Loss on extinguishment of debt                                           -         (1,296)               -
     Minority interest in extraordinary item                                  -             86                -
                                                                 -----------------------------------------------
Net income (loss)                                                     ($21,330)        ($1,030)          $3,973
                                                                 ===============================================

Basic and diluted weighted average number of common
     shares outstanding                                                  7,119            7,198           7,369
                                                                 ===============================================

Net income (loss) per share before extraordinary item - basic
     and diluted                                                        ($3.00)          $0.03            $0.54
                                                                 ===============================================
Net income (loss) per share - basic and diluted                         ($3.00)         ($0.14)           $0.54
                                                                 ===============================================

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Years ended December 31, 2000 and 1999 and the Period
                   from January 30, 1998 to December 31, 1998
                                 (in thousands)

                                                                                                     Note
                                                                 Capital In                       Receivable       Total
                                          Shares      Common      Excess of                       From Former   Shareholders'
                                        Outstanding   Shares      Par Value        Deficit          Officer        Equity
                                        ------------ ------------------------  -----------------  ------------  -------------
Balances at December 31, 1997                     -       $  -      $      -           $      -       $     -       $      -
    Issuance of common shares, net            7,393         74       121,770                  -             -        121,844
    Repurchase of common shares               (148)        (2)       (1,742)                  -             -        (1,744)
    Net income                                    -          -             -              3,973             -          3,973
    Distributions                                 -          -                          (7,177)             -        (7,177)
    Loan to officer                               -          -             -                  -       (3,600)        (3,600)
                                        ------------ ----------  ------------  -----------------  ------------  -------------
Balances at December 31, 1998                 7,245         72       120,028            (3,204)       (3,600)        113,296
    Repurchase of common shares               (126)        (1)         (922)                  -             -          (923)
    Net loss                                      -          -             -            (1,030)             -        (1,030)
    Distributions                                 -          -             -           (10,513)             -       (10,513)
    Forgiveness of loan to
      former officer                              -          -             -                  -         2,600          2,600
    Loan repayment from
      former officer                              -          -             -                  -            10             10
                                        ------------ ----------  ------------  -----------------  ------------  -------------
Balances at December 31, 1999                 7,119         71       119,106           (14,747)         (990)        103,440
    Purchase of partnership units                 -          -         1,271                  -             -          1,271
    Net loss                                      -          -             -           (21,330)             -       (21,330)
    Distributions                                 -          -             -            (4,272)             -        (4,272)
    Bad debt allowance on loan
      from former officer                         -          -             -                  -           990            990
                                        ------------ ----------  ------------  -----------------  ------------  -------------
Balances at December 31, 2000                 7,119       $ 71      $120,377          ($40,349)       $     -       $ 80,099
                                        ============ ==========  ============  =================  ============  =============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                    Period from
                                                                                             Year         Year       January 30,
                                                                                            ended        ended        1998 to
                                                                                           December     December      December
                                                                                           31, 2000     31, 1999      31, 1998
                                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       ($21,330)    ($1,030)       $  3,973
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                           6,613       7,526          4,802
         Bad debt expense                                                                        9,522           -              -
         Loss on impairment of long-lived assets                                                 5,306           -              -
         Extraordinary loss on extinguishment of debt                                                -       1,296              -
         Non-cash separation expense from debt forgiveness to officer                                -       2,600              -
         Non-cash compensation expense to officers                                                   -           -          2,018
         Non-cash expense in connection with issuance of stock to trustees                           -           -            179
         Non-cash expense in connection with write-off of unamortized deferred financing
              costs                                                                                  -         129              -
         Minority interest and equity in losses from unconsolidated entities                     8,479       2,415            921
         Other                                                                                       -           -              4
           Net changes in assets and liabilities:
           Accounts receivable and prepaid expenses                                            (1,246)       3,704        (3,385)
           Accounts payable and accrued expenses                                                    77        (37)          1,585
           Other                                                                                    78         124          3,645
                                                                                         ----------------------------------------
                 Net cash provided by operating activities                                       7,499      16,727         13,742
                                                                                         ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and cost of real estate investments                                                 -           -      (116,388)
     Investment in real estate loans receivable                                                      -     (5,095)       (50,213)
     Investment in and advances to unconsolidated entities                                           -           -       (38,226)
     Capital expenditures                                                                        (186)     (1,330)          (243)
     Proceeds from collection on advances to unconsolidated entities                             1,536         815          1,462
     Payments received on real estate loans receivable                                               -       4,348          2,314
     Net increase in reserve funds and deposits - restricted cash                              (1,663)     (3,645)        (3,549)
     Other                                                                                           -          52          (559)
                                                                                         ----------------------------------------
                 Net cash used in investing activities                                           (313)     (4,855)      (205,402)
                                                                                         ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering costs                                    -           -        114,213
     Payment of deferred financing fees                                                          (797)     (2,965)          (364)
     Borrowings under credit facility                                                                -       9,518         90,204
     Payments under credit facility                                                              (950)    (60,052)              -
     Proceeds from mortgages payable                                                                 -      71,145              -
     Payments on mortgages payable                                                             (1,073)    (11,734)          (734)
     Payments on notes payable                                                                       -     (3,000)              -
     Purchase of partnership units                                                               (203)           -              -
     Distributions to shareholders                                                             (4,272)    (10,513)        (7,177)
     Distributions to minority interests                                                         (327)       (750)          (469)
     Repurchases of common shares                                                                    -       (923)        (1,744)
     Prepayment penalty on mortgage loan                                                             -     (1,157)              -
     Other                                                                                        (64)       (108)              3
                                                                                         ----------------------------------------
                   Net cash provided by (used in) financing activities                         (7,686)    (10,539)        193,932
                                                                                         ----------------------------------------

Net increase (decrease) in cash and cash equivalents                                             (500)       1,333          2,272
Cash and cash equivalents, beginning of period                                                   3,605       2,272              -
                                                                                         ----------------------------------------
Cash and cash equivalents, end of period                                                      $  3,105      $3,605       $  2,272
                                                                                         ========================================

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

         ElderTrust had no operations prior to January 30, 1998. At December 31, 2000 and 1999, ElderTrust's total assets consisted primarily of a 95% and 93%, respectively, owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership") and its wholly-owned subsidiaries and controlled partnerships (collectively, "ElderTrust" or the "Company"). At December 31, 2000 and 1999, the Company's assets primarily consisted of (i) a diversified portfolio of 22 healthcare properties, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (ii) construction loans totaling $18.1 million and $21.2 million, respectively, collateralized by healthcare properties under construction, (iii) term loans totaling $23.4 million and $27.4 million, respectively, collateralized by healthcare properties on which construction has been recently completed but which are still in transition to stabilized occupancy levels, (iv) a 95% non-voting equity interest in an unconsolidated entity (ET Capital Corp.) which owns a $7.8 million second mortgage note, (v) a 99% non-voting limited partnership interest in an unconsolidated entity (ET Sub-Meridian Limited Partnership, LLP) which holds leasehold and purchase option rights for seven skilled nursing facilities, and (vi) a 99% non-voting limited member interest in two unconsolidated entities (ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC) which each own an assisted living facility.

         Genesis Health Ventures, Inc. was co-registrant in the Company's Offering. Approximately 72% and 70% of the Company's consolidated assets at December 31, 2000 and 1999, respectively, consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). In addition, the Company has investments in unconsolidated entities that have also leased properties to Genesis or Genesis Equity Investees. As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis. See Note 6 regarding the Genesis and Multicare filings on June 22, 2000 for protection under Chapter 11 of the United States Bankruptcy Code. Additionally, Michael R. Walker serves as Chairman of the Board and Chief Executive Officer of Genesis and Chairman of the Board of ElderTrust.

Basis of Presentation

         The consolidated financial statements of ElderTrust include all the accounts of ElderTrust, the Operating Partnership, and the Operating Partnership's wholly-owned subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior periods have been reclassified for comparative purposes to conform to the presentation for 2000.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

2. Summary of Significant Accounting Policies

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

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

Impairment of Long-Lived Assets and Properties Held for Sale

         The Company reviews its long-lived assets, which includes real estate properties, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Properties held for sale are reported at the lower of the carrying amount or estimated fair value less cost to sell.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Real Estate Loans Receivable

         Real estate loans receivable are recorded at cost, less the related allowance for impairment, if any. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. It is the Company's policy that impairment losses are included in the allowance for credit losses through a charge to bad debt expense. It is also the Company's policy to account for cash receipts for interest as interest revenue and to perform impairment reviews as needed.

         Real estate loans receivable consist of term loans on assisted living facilities in the lease-up phase and construction loans on assisted living or independent living facilities. Interest income on the loans is recognized as earned based upon the principal amount outstanding. The loans are generally fully collateralized by the real estate and may include guarantees from the borrower and/or affiliates.

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

Leases and Rental Income

         Real estate properties are leased to operators primarily on a long-term triple net-lease basis. Some of these leases provide for rents based on a specific percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net-leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specific annual rents, subject to annual increases in some of the leases. Some of the lessees subject to fixed rent leases are required to repair, rebuild and maintain the leased properties.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

Net Income/(Loss) per Share

         Basic income/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted income/(loss) per share is calculated by dividing net income/(loss) by the addition of weighted average common shares and common share equivalents outstanding, if dilutive.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

3. Properties Held for Sale

         During November 2000, the Company identified real estate, located in Windsor, Connecticut, referred to as the Windsor Office Building and the Windsor Clinic/Training Facility properties as held for sale. The Windsor Office Building and the Windsor Clinic/Training facility properties were subsequently sold to Genesis on January 31, 2001 upon the closing of the Genesis Health Ventures/Multicare restructuring as approved by the U.S. Bankruptcy court on January 4, 2001. The Company has decided to sell the Windsor properties back to Genesis, due in part to their inconsistency with the Company's current infrastructure. The Windsor Office Building property consists of land and a building with a net carrying value of $243,000 as of December 31, 2000. The Windsor Clinic/Training facility consists of a building with a net carrying value of $978,000 as of December 31, 2000. After adjusting for costs to sell, the impairment losses recognized at December 31, 2000 are $56,000 and $361,000, respectively.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         During December 2000, the Company entered into discussions to sell the Woodbridge facility. The sale is expected to close during the second quarter of 2001. The Woodbridge property consists of land and a building with a net carrying value of $10.1million as of December 31, 2000. After adjusting for costs to sell, the impairment loss recognized at December 31, 2000 is $1.0 million.

4. Real Estate Loans Receivable

         The following is a summary of real estate loans receivable at December 31, 2000 and December 31, 1999 (dollars in thousands):

                                                                      Scheduled      Balance at      Balance at
                                           Type of       Interest      Maturity     December 31,    December 31,
               Property                      Loan          Rate          Date           2000            1999
--------------------------------------- --------------- ------------ ------------- --------------- ---------------
Harbor Place        Melbourne, FL         Term           10.0%          5/2002         $  4,828       $  4,828
Mifflin             Shillington, PA       Term            9.5%          6/2002            5,164          5,164
Coquina Place       Ormond Beach, FL      Term            9.5%          6/2002            4,577          4,577
Lehigh              Macungie, PA          Term           10.5%          6/2000            6,665          6,665
Berkshire           Reading, PA           Term           10.5%          6/2000            6,167          6,167
Oaks                Wyncote, PA           Construction    9.0%          6/2002            5,033          5,033
Montchanin          Wilmington, DE        Construction   10.5%          8/2000            9,496          9,496
Sanatoga            Pottstown, PA         Construction   10.5%          1/2001            6,716          6,716
                                                                                       --------       --------
                                                                                       $ 48,646       $ 48,646
                                                      Allowance for credit losses       (7,087)              -
                                                                                       --------       --------
                                                                                       $ 41,559       $ 48,646
                                                                                       ========       ========

         The following is a summary of real estate loans receivable at December 31, 2000, including allowances for credit losses at December 31, 2000 and the average recorded investment and total interest received for the period noted (dollars in thousands):

                                                                     Interest Income   Average Recorded
                                    Allowances     Net Carrying      Recorded During  Investment for the
                        Total       for credit       Value at        the year ended       year ended
     Property         Investment      losses     December 31, 2000  December 31, 2000  December 31, 2000
----------------------------------------------------------------------------------------------------------
Harbor Place           $  4,828      $     -      $  4,828            $     -              $  4,828
Mifflin                   5,164            -         5,164                292                 3,834
Coquina Place             4,577           39         4,538                258                 2,285
Lehigh                    6,665        2,465         4,200                104                 4,460
Berkshire                 6,167        1,467         4,700                143                 4,812
Oaks                      5,033            -         5,033                269                 4,382
Montchanin                9,496            -         9,496                  -                 9,496
Sanatoga                  6,716        3,116         3,600                169                 4,905
                   ---------------------------------------------------------------------------------------
                       $ 48,646      $ 7,087      $ 41,559            $ 1,235              $ 39,002
                   =======================================================================================

Activity in the allowance for credit losses for the year ended December 31, 2000 is as follows:

                  Balance at beginning of year                $        -
                  Charges to bad debt expense                    (18,106)
                  Recoveries of bad debt expense                  11,019
                                                              ----------
                  Balance, end of year                        $    7,087
                                                              ==========

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         On January 31, 2001, and under the restructuring of the agreements with Genesis and Multicare (See Note 6), the Company acquired the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company has leased these properties to subsidiaries of Multicare for an initial lease term of 10 years, with two five-year renewal options.

         In addition, the Company had one term loan in the amount of $4.8 million with an annual interest rate of 9.5%, secured by the Harbor Place facility which was not included in the June 22, 2000 bankruptcy filing by Genesis. This loan initially matured on January 31, 2000 and again after the extension on June 23, 2000. The Company had declared this loan in default during the second half of 2000. On January 31, 2001, under the restructuring of the relationships between ElderTrust and Genesis, the Company extended the term of the loan until May 31, 2002, for a fee of $24,000 which was paid on January 31, 2001. The Company also increased the interest rate to 10.0% per annum. Principal payments will be made monthly to the extent of one half of excess cash, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures. The Company has declared the Montchanin loan, with a principal balance of $9.5 million at December 31, 2000, in default and is pursuing its remedies to collect the amounts due. The borrower is currently being charged interest at the default interest rate. The Company has the option to purchase this facility for $13.0 million.

         The Company has no construction loan commitments at December 31, 2000.

5. Real Estate Investments

         As of December 31, 2000, the Company had investments in 22 real estate properties located in six states. The properties include seven assisted living facilities and one independent living facility with a total of 737 beds, eight skilled nursing facilities with a total of 1,259 beds, and six medical office and other buildings. The Company leases its properties to operators pursuant to long-term triple net leases.

At December 31, 2000, future minimum lease payments receivable are as follows (dollars in thousands):

                    2001                     $ 17,779
                    2002                       16,784
                    2003                       15,908
                    2004                       14,967
                    2005                       14,950
                    Thereafter                 52,586
                                             --------
                                             $132,974
                                             ========

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         As part of the restructuring, which consummated on January 31, 2001, the annual minimum rent for the Willowbrook and the Phillipsburg facilities have been reduced by $345,000 and $400,000, respectively to $295,000 and $177,500, respectively per year. The lease term of the Rittenhouse facility has been extended to 2018 representing a minimum increase of $8.9 million in additional rents over the extended term.

6. Concentration of Risk

         Revenues recorded by the Company under leases with and loans to Genesis or Genesis Equity Investees were approximately $17.9 million, $18.6 million and $14.0 million in 2000, 1999 and 1998, respectively. The Company's equity in net losses of unconsolidated entities (see Note 7) derived from arrangements with Genesis or Genesis Equity Investees totaled approximately $2.8 million, $2.7 million and $0.8 million in 2000, 1999 and 1998, respectively. The Company's consolidated revenues depends, in significant part, upon the revenues derived from Genesis.

         On June 22, 2000, Genesis and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:
         o Two leases were modified to reduce combined rents for the properties by $745,000 per year;
         o One lease was modified to create an early termination right commencing on December 31, 2002; and
         o One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.
2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;

3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;

4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

         Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

         Although the agreements with Genesis and Multicare have been approved by the U.S. Bankruptcy Court and successfully consummated, there can be no assurance that either Genesis or Multicare will successfully emerge from bankruptcy. As a result, there can be no assurance that Genesis and Multicare will continue to make loan and lease payments under the terms of the restructured loan and lease arrangements with those entities.

         Genesis and Multicare are expected to file plans of reorganization with the U.S. Bankruptcy Court addressing their other creditors' claims. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plans by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each company's ability to continue as a going concern will be dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

         If Genesis and Multicare were to cease making lease and loan payments to the Company, we may be required to terminate the underlying leases and foreclose on the outstanding loans, in which event we would likely be required to find new operators to operate the properties underlying the leases and loans and/or sell or close one or more properties. Management has contacted several alternative operators and, based on these preliminary discussions, believes that an adequate market currently exists in which the Company could arrange for property management, leasing or sale of these assets, and that the properties

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

could be successfully transitioned to new operators. Based on the discussions with these operators, the Company's management believes that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by the Company have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. The Company would expect to rely upon that experience to effect an orderly transition should Genesis and/or Multicare fail to emerge from bankruptcy and/or cease making lease or loan payments to us.

         As a result of the relatively short estimated time period required to transition a property to a new operator, the Company's management believes that, even if Genesis or Multicare were to cease making lease and loan payments to us either because Genesis and Multicare did not emerge from bankruptcy or otherwise, the Company would still be able to satisfy its operating and debt service requirements during the next 12 months. Management fee arrangements currently charged in the market place typically range from 4% to 6% of property gross revenues. Actual fees incurred would depend upon property type and location as well as other property and operator specific factors. Management estimates that, if all of the properties subject to leases and loans with Genesis and Multicare were returned to the Company and were subjected to management agreements with new operators, the Company's annual cash flows could be reduced by approximately $1.6 million. While difficult to predict, this estimate is based upon expected property operations and assumptions made by management as to management fees, capital expenditures and possible property closures.

         The Company has multiple debt agreements and is subject to debt covenants that, among other things, require minimum principal payments and contain various financial covenants. Although the Company's management believes, based upon the above noted estimated cash flow reduction, that the Company would be able to meet its operating and debt service obligations during the next 12 months if it were required to obtain new managers for the properties now operated by Genesis and Multicare, a termination of leases and loans with Genesis and Multicare may impair the Company's ability to meet one or more of the financial covenants contained in its debt agreements. Should this occur, the Company's management believes that alternative arrangements could be reached with its various lenders to restructure its loan agreements, if necessary, so as to reflect any adverse change in economic condition. This belief is based, in part, upon the Company's past history in negotiating mutually acceptable agreements with these lenders. Depending on the magnitude of the reduction in the Company's operating cash flow, the Company would seek to offset the effect of such reduction in operating cash flow on the Company's ability to meet its debt service requirements through asset sales or through other available means. The Company believes that it has the ability to, and, if necessary, intends to, take these actions available to it and, as a result, believes it will be able to continue to satisfy its debt and operating obligations as they come due during the next twelve months.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         As indicated above, based upon management's assessment of the long-term care economic environment, its discussions with alternative operators and the Company's past history with its lenders, the Company believes that, if the loans and leases with Genesis and Multicare were terminated, that the assets could be redeployed as needed. Were this to occur, management believes that new operators would be available to operate the properties, that any cash flow interruption resulting from such redeployment is unlikely or would be minimal and that, although cash flows may be reduced, the Company would be able to meet its operating and debt service requirements under its existing debt agreements during the next 12 months and negotiate amendments, if necessary, with respect to any failure to meet financial covenants in those debt instruments.

7. Investments in Unconsolidated Entities

         Summary combined financial information for unconsolidated entities accounted for by the equity method is as follows (dollars in thousands):

                 As of and for the year ended December 31, 2000

                                  ET                          ET Sub-        ET Sub-
                             Sub-Meridian,   ET Capital        Cabot        Cleveland
                                  LLP          Corp.         Park, LLC     Circle, LLC       Total
                             -------------- -------------  -------------- -------------- ---------------
Current assets                  $  1,598       $   131         $    54        $    77        $  1,860
Real estate properties (1)       103,034             -          16,555         13,667         133,256
Notes receivable                       -         4,354               -              -           4,354
Other assets                           -             -             535            505           1,040
Current liabilities                3,118           223             585            643           4,569
Long-term debt (2)               105,381         9,247          16,717         13,513         144,856
Total deficit                    (5,575)       (4,715)           (426)          (132)        (10,848)
Rental revenue                     9,800             -           1,644          1,453          12,897
Interest income                       28           890              38             36             992
Interest expense                   8,736           726           1,377          1,056          11,895
Bad debt expense                       -         7,800               -              -           7,800
Depreciation/amortization          3,513           118             560            462           4,653
Net income (loss)                (2,485)        (7,587)          (285)           (60)        (10,417)
Percent ownership                    99%           95%             99%            99%

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

                 As of and for the year ended December 31, 1999

                                  ET                          ET Sub-          ET
                             Sub-Meridian,   ET Capital        Cabot      Sub-Cleveland
                                  LLP          Corp.         Park, LLC     Circle, LLC      Total
                             -------------- -------------  -------------- -------------- -------------
Current assets                    $    124       $   352         $     2        $     2      $    480
Real estate properties (1)         106,547             -          17,115         14,129       137,791
Notes receivable                         -        12,358               -              -        12,358
Other assets                         1,110           117             514            490         2,231
Current liabilities                  1,260           414             504            463         2,641
Long-term debt (2)                 106,919         9,424          16,920         13,791       147,054
Total equity (deficit)             (2,106)         2,991            (61)            140           964
Rental revenue                       9,800             -           1,617          1,423        12,840
Interest income                         16         1,687              26             27         1,756
Interest expense                     8,633         1,289           1,387          1,070        12,379
Depreciation/amortization            3,514            14             560            462         4,550
Net income (loss)                  (2,341)           249           (313)           (91)       (2,496)
Percent ownership                      99%           95%             99%            99%

(1) Includes properties under capital lease.
(2) Includes capital lease obligations.

                As of and for the period ended December 31, 1998

                                  ET                          ET Sub-        ET Sub-
                             Sub-Meridian,   ET Capital        Cabot        Cleveland
                                  LLP          Corp.         Park, LLC     Circle, LLC      Total
                             -------------- -------------  -------------- -------------- ------------
Current assets                    $      -       $    57         $     -        $     6     $     63
Real estate properties (1)         110,024             -          17,670         14,646      142,340
Notes receivable                         -        12,537               -              -       12,537
Other assets                         1,169           127             504            474        2,274
Current liabilities                  1,458            21             496            577        2,552
Long-term debt (2)                 107,400         9,714          17,151         14,088      148,353
Total equity                           702         2,986             252            231        4,171
Rental revenue                       3,266             -             137            121        3,524
Interest income                          3           939               -              -          942
Interest expense                     2,859           687             127             98        3,771
Depreciation/amortization            1,170            11              46             39        1,266
Net income (loss)                    (760)           164            (36)           (16)        (648)
Percent ownership                      99%           95%             99%            99%

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

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         As of December 31, 2000, ET Capital owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by a third party. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. The borrower ceased making interest payments to ET Capital during the quarter ended June 30, 2000.

         In 1999, the senior lender on the $40 million first trust mortgage loan to the AGE Institute of Florida, which is guaranteed by Genesis, extended the loan maturity date from September 30, 1999 to March 28, 2000 to permit the AGE Institute of Florida time to obtain refinancing of the loan. A letter agreement dated December 22, 1999 made certain modifications and defined certain rights of the senior lender and ET Capital related to their respective loans to the AGE Institute of Florida. In June 2000, the senior lender notified the borrower that it was in default of the loan due to the borrowers' failure to meet certain financial covenants. In November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital due to the failure to remit required interest payments and due to the default in the $40.0 million first trust mortgage loan.

         Management of ET Capital has determined, based on the decrease in the underlying cash flows generated by the properties securing the note, that the value of the underlying collateral may not be sufficient to satisfy the borrower's obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the period ended December 31, 2000. The Company has recorded a similar bad debt allowance of $1.4 million with respect to its investment in ET Capital.

         In addition to the AGE Institute of Florida second trust mortgage note, ET Capital has notes receivable aggregating $4.4 million at December 31, 2000 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at December 31, 2000 in connection with the above second mortgage note transaction. These notes bear interest at a weighted average rate of 12.1% per annum with interest only payable quarterly. In addition, ET Capital has loans payable to the Company aggregating $3.3 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011.

8. Credit Facility

         On January 3, 2000, the term of the Company's bank Credit Facility (the "Credit Facility") with Deutsche Bank Securities ("Deutsche Bank") was extended from January 1, 2000 to June 30, 2001 through an amendment ("Third Amendment"). This amendment also reduced borrowings available under the Credit Facility to $45.4 million. During 2000 the Company failed to meet certain financial covenants required by its Credit Facility. On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002 ("Fourth Amendment") and the covenants amended to, in part, cure the existing covenant violations.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $79.2 million are included in the Credit Facility borrowing base and pledged as collateral at December 31, 2000.

Credit Facility Terms Effective through January 30, 2001
Under the Third Amendment

         Under the Third Amendment, the Credit Facility terms required the Company to make monthly principal payments equal to 0.22% of the outstanding balance on the first day of the prior calendar month. In addition, the Company was required to pay a monthly facility fee in an amount equal to 0.0625% of the outstanding balance. Re-borrowings were not permitted after repayment, except for the $5.75 million revolving credit portion of the Credit Facility. Dividend distributions over the term of the loan were limited to $3.0 million plus 95% of the Company's Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") prior to January 1, 2000. At December 31, 2000, the Company had $38.7 million outstanding under the Credit Facility.

         In 2000, the Company paid financing fees and other related costs of approximately $0.5 million primarily associated with the Third Amendment to the Credit Facility. Of the $0.5 million, $0.3 million was expensed and included as a component of interest expense.

         Amounts outstanding under the Credit Facility bore interest at floating rates ranging from 2.75% to 3.25% over one-month LIBOR as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2000 was 10.38%, 2.75% over one-month LIBOR including the facility fee.

Credit Facility Terms Effective after January 30, 2001
Under the Fourth Amendment

         On December 28, 2000, and effective January 31, 2001, the Credit Facility was further extended to August 31, 2002. As a result of this further extension the Company is (i) prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and, (iii) is prevented from paying distributions in excess of 110% of that amount required to maintain REIT status.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         In December 2000, the Company paid a non-refundable loan maturity extension fee of $0.3 million in connection with the Fourth Amendment to the Credit Facility. In addition, and with respect to the Fourth Amendment, the Company issued to the lender warrants on January 31, 2001, to purchase 118,750 common shares of stock at $1.70 per share.

         The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR and the monthly facility fee has been eliminated. If this agreement were in effect on December 31, 2000, the effective interest rate on borrowings outstanding under the Credit Facility would have been 10.13%.

Other

         Giving effect to the lease and loan restructurings with Genesis and Multicare, the Company currently expects net cash provided by operations to be sufficient to enable it to meet its short-term cash flow requirements through December 31, 2001. See "Note 6 - Concentration of Risk."

         The Credit Facility currently matures on August 31, 2002. If the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Credit Facility at that time, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations.

         The terms of the Credit Facility extension restricted the use of the Company's cash flows and impose the limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations.

         To qualify as a REIT, the Company must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. If the Company is unable to make any required shareholder distributions, then the Company may be unable to qualify as a REIT and would be subject to federal income taxes.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

9.  Mortgages and Bonds Payable

         The following is a summary of mortgages and bonds payable at December 31, 2000 and 1999 (dollars in thousands):

                                     Effective                     Balance at     Balance at
                                      Interest       Maturity       December       December
Property                               Rate            Date         31, 2000       31, 1999
----------------------------------  ------------   ------------  -------------  -------------
                                          LIBOR
Wayne NRC                                +3.00%        12/2002       $  4,600       $  4,600
Pennsburg Manor NRC/ Harston              LIBOR
   Hall NCH                              +3.00%        12/2002         14,900         14,900
                                          LIBOR
Lopatcong Care Center                    +3.00%        12/2002         10,500         10,500
DCMH Medical Office Building              8.35%        11/2009          5,790          5,855
Professional Office Building I            8.35%        11/2009          2,551          2,581
Pleasant View                             8.26%        10/2009          3,846          3,890
Salisbury Medical Office Building         8.16%        10/2009          1,034          1,047
Heritage at North Andover                 8.26%        10/2009          8,648          8,747
The Woodbridge
   Bonds due 2005                         7.81%  *      9/2005            735            833
   Bonds due 2025                         7.81%  *      9/2025          9,470          9,500
Belvedere NRC/ Chapel NRC                 8.46%        10/2009         18,720         18,928
Highgate at Paoli Pointe Series
   A Bonds                                7.81%  *      1/2024          9,739          9,878
Riverview Ridge                           7.81%  *      1/2020          2,807          2,890
Vernon Court                              5.80%  *      5/2025         14,100         14,357
Lacey Branch Office Bldg.                 7.81%  *     10/2022            492            499
                                                                     --------       --------
     Total                                                           $107,932       $109,005
                                                                     ========       ========

         * The stated interest rates on these mortgages are higher than the effective interest rates because they were adjusted to market rates when the loans were acquired by the Company.

         The Company's weighted average effective interest rate on mortgages and bonds payable was 8.5% and 8.4% at December 31, 2000 and 1999, respectively.

Scheduled principal payments and bond sinking fund requirements are as follows:
                             (dollars in thousands)

                   2001                       $ 26,727
                   2002                         20,502
                   2003                          1,076
                   2004                          1,158
                   2005                          1,249
                   Thereafter                   57,220
                                             ---------
                                             $ 107,932
                                             =========

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         The Company is in default on mortgages totaling $25.8 million for failure to meet technical requirements, including property information reporting requirements and the tenant filing for bankruptcy. These loans are included in the 2001 payment requirement schedule above. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

10. Operating Lease

         The Company leases its corporate office space from Genesis under an operating lease, which expires on May 31, 2001. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. The future minimum rental payments under the operating lease, for the period of January 1 through May 31, 2001, is $25,000.

11. Share Option and Incentive Plans and Other Retirement Arrangements

         The Company established the 1998 share option and incentive plan (the "1998 Plan") for the purpose of attracting and retaining key executive officers and employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the 1998 Plan at December 31, 2000. At the time of the Offering, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the Offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 7,500 and 25,000 common shares were granted to a trustee and officer of the Company, respectively, during 1998 at an exercise price of $17.75 and $15.125 per share, respectively. These options vest ratably over three and five years respectively, and terminate ten years from the date of grant. Additional options of 231,500 were granted during 1999 to a key executive officer and employees of the Company at exercise prices ranging from $5.31 to $6.69 per share. These options vest over three to four years and terminate ten years from the date of grant or three month's after termination of employment. During 1999, options of 307,500 were cancelled upon the resignations of a former executive officer and a trustee. Additional options of 323,840 were granted under the 1998 plan during 2000 to a key executive officer and employees of the Company at exercise prices ranging from $0.75 to $2.75 per share. Of these options, 108,612 vested immediately, 215,228 vest over two years from the date of grant and terminate ten years from the date of grant or three month's after termination of employment. During 2000, options of 15,000 were cancelled upon the resignations of two former trustees.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         During 1999, the Company established the 1999 share option and incentive plan (the "1999 Plan") for the purpose of encouraging and enabling the officers, employees, non-employee trustees and other key persons of the Company to acquire a proprietary interest in the Company. As of December 31, 2000, a total of 350,000 common shares were reserved for issuance under the 1999 Plan. Options of 102,160 were granted during 2000 from the 1999 Plan to a key executive officer and employees of the Company at an exercise price of $0.75 per share. Of these options 34,053 vest immediately and the remaining 68,107 vest on each of the annual anniversaries and terminate ten years from the date of grant or three month's after termination of employment.

         The following summarizes the activity in the 1998 and 1999 Plans for the years ended December 31, 2000, 1999 and 1998:

                                                        2000                      1999                        1998
                                                             Weighted                   Weighted                   Weighted
                                                             Average                     Average                    Average
                                                             Exercise                   Exercise                   Exercise
1998 Plan and 1999 Plan                          Shares       Price        Shares        Price          Shares      Price
------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year          460,500      $ 12.06       536,500       $ 17.16          -        $  -
    Options granted                             426,000         0.82       231,500          6.50       536,500       17.16
    Options exercised                              -            -             -             -             -           -
    Options forfeited                          (15,000)        18.00     (307,500)         18.00          -           -
                                              --------------------------------------------------------------------------------
Options outstanding, end of year                871,500      $  6.47       460,500       $ 12.06       536,500     $ 17.16
                                              ================================================================================
Options exercisable, end of year                355,833      $  8.24        81,400       $ 15.86       150,000     $ 18.00
                                              ================================================================================

Weighted average fair value of options
    granted during the year (calculated as
    of the grant date):                                      $  0.28                     $  0.07                   $  1.69

         Information regarding stock options outstanding and exercisable under the 1998 and 1999 Plans as of December 31, 2000 is as follows:

                                                                          Exercise Price Range
                                                          -----------------------------------------------------
                                                            $0.75-$2.75       $5.31-$6.69      $15.13-$18.00
                                                          -----------------------------------------------------
Options outstanding at December 31, 2000:
     Shares                                                      426,000           231,500           214,000
     Weighted average exercise price                               $0.82             $6.50            $17.66
     Weighted average remaining contractual life               4.7 years         7.9 years         7.1 years

Options exercisable at December 31, 2000:
     Shares                                                      142,666            85,567           127,600
     Weighted average exercise price                               $0.83             $6.38            $17.78

         No compensation expense has been recognized for options granted under the 1998 and 1999 Plans as the Company adopted the disclosure-only provisions of SFAS No. 123, "Stock Based Compensation" during 2000. Under SFAS No. 123, compensation expense of $114,000, $106,000 and $443,000 would have been recorded in 2000, 1999 and 1998, respectively, for the 1998 and 1999 Plan based upon the fair value of the option awards. Earnings/(loss) per share would have been

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

($3.01), ($0.16) and $0.48 in 2000, 1999 and 1998, respectively, had the Company adopted the fair value provisions of SFAS No. 123. The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2000, 1999 and 1998 using the following assumptions:

                                                                 2000           1999           1998
                                                            --------------- -------------- --------------
        Weighted average risk free interest rate                   6.1%           6.2%           5.9%
        Expected volatility                                       75.7%          21.0%          17.7%
        Expected dividend yield                                   7.71%          11.2%           8.1%
        Weighted average expected life of options            3.55 years     3.89 years     3.65 years

         The Company has established a defined contribution retirement plan covering all eligible employees. Under this plan, eligible employees may make contributions up to the Internal Revenue Service maximum, and the Company is required to make certain minimum contributions. Company contributions to this Plan were $16,000, $16,000 and $14,000 in 2000, 1999 and 1998, respectively.

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

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

                              2000              1999             1998
                        -----------------------------------------------
Ordinary income             $0.5508           $0.1232           $0.973
Capital gains                     -                 -                -
Return of capital            0.0492            1.3368                -
                        -----------------------------------------------
                            $0.6000           $1.4600           $0.973
                        ===============================================

         On January 13, 2000, the Board of Trustees declared a distribution of $0.30 per share for the period October 1, 1999 through December 31, 1999. The distribution was paid on February 15, 2000 to shareholders of record on January 28, 2000. On April 14, 2000, the Board of Trustees declared a distribution of $0.30 per share for the period January 1, 2000 through March 31, 2000. The distribution was paid on May 16, 2000 to shareholders of record on April 28, 2000. No additional distributions have been made for the period from April 1, 2000 through December 31, 2000.

14.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                        2000           1999          1998
                                                                    ----------------------------------------
Net income (loss) available for basic and diluted
      earnings per share                                              ($21,330)      ($1,030)       $3,973
                                                                    ========================================

Shares for basic and diluted net earnings per share                      7,119         7,198         7,369
                                                                    ========================================

Basic and diluted net income (loss) per share                           ($3.00)       ($0.14)        $0.54
                                                                    ========================================

         The Operating Partnership units are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash at the Company's discretion.

15. Repurchase of Common Shares

         In August 1998, the Company implemented a share repurchase program. Under the share repurchase program, the Company was authorized from time to time to repurchase shares in open market transactions up to an amount equal to the Company's excess cash flow on a quarterly and cumulative basis. In March 1999, in light of the Company's cash position and Credit Facility negotiations, the Company suspended the share repurchase program. In November 1999, the Company reinstated the share repurchase program on a limited basis. The Company completed this limited share repurchase program in December 1999 with the

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

repurchase of 82,100 common shares at an average price of $6.08. The Company repurchased and effectively retired 125,800 and 147,800 common shares for an aggregate purchase price of $0.9 and $1.7 million for the years ended December 31, 1999 and 1998, respectively. These shares are reflected as a reduction of shares issued and outstanding in these consolidated financial statements. The Company did not repurchase any common shares in 2000. The share repurchase program was suspended for the entire year of 2000.

16. Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments. The carrying amount of real estate loans receivable at December 31, 2000 approximates the fair market value of the underlying properties, as affirmed by the U.S. Bankruptcy Court on January 4, 2001.

         The carrying amounts of the Company's Credit Facility and variable rate mortgages payable at December 31, 2000 and 1999 approximate fair value because the borrowings are interest rate variable. The fair value of the Company's fixed rate mortgages and bonds payable at December 31, 2000 and 1999 is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of borrowing arrangements. The difference between the carrying amount and the fair value of the Company's fixed rate mortgages and bonds payable at December 31, 2000 and 1999 is not significant.

17. Quarterly Financial Information (Unaudited)

         The following quarterly financial data summarize the unaudited quarterly results for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                     Quarter ended
                                     --------------------------------------------------------------------
                                        December 31         September 30        June 30        March 31
                                     --------------------------------------------------------------------
               2000
----------------------------
Revenues                                  $ 7,088             $ 5,991       $   6,501        $ 7,004
Net income (loss)                           5,460               (584)        (26,722)            516
Net income (loss) per share
  - basic                                    0.77              (0.08)          (3.75)           0.07
Net income (loss) per share
  - diluted                                  0.75              (0.08)          (3.75)           0.07
Distributions per share                         -                   -            0.30           0.30

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

         During the second quarter the Company established allowances of $18.1 million for credit losses on real estate loans receivable from bankrupt customers. During the fourth quarter, and as a result of negotiations with these customers, the Company recovered $11.0 million of these allowances. In addition during the fourth quarter, the Company recorded impairment losses on real estate properties of $5.3 million.

                                                                     Quarter ended
                                     --------------------------------------------------------------------
                                        December 31         September 30        June 30        March 31
                                     --------------------------------------------------------------------
               1999
------------------------------------
Revenues                                   $ 6,949             $ 7,022         $ 7,122       $ 7,048
Net income (loss) before
   extraordinary item                          436                 617         (1,832)           959
Net income (loss)                              436               (593)         (1,832)           959
Net income (loss) per share before
   extraordinary item
   - basic and diluted                        0.06                0.09          (0.25)          0.13
Net income (loss) per share
   - basic and diluted                        0.06              (0.08)          (0.25)          0.13
Distributions per share                      0.365               0.365           0.365         0.365

18. Related Party Transactions

         Mr. McCreary acquired the controlling interest in ET Capital Corp. and ET Sub-Meridian, LLP from a former executive official of the Company during 1999. As a result, Mr. D. Lee McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Additionally, Mr. McCreary also owns a 1% general partner interest in ET Sub-Meridian, through a limited liability company which he is the sole member. Also, after obtaining final approval from the Massachusetts Housing Finance Agency and the U.S. Department of Housing and Urban Development in January 2000, Mr. McCreary owns a 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC.

         In addition, Mr. McCreary owns 12,000 units in the Operating Partnership at December 31, 2000 and 1999, which represented an interest of approximately 0.2%, and received cash distributions of $7,500 and $17,500 during 2000 and 1999, respectively.

         In December 2000, the Company acquired 118,750 units owned by a former Executive Officer of the Company for $203,000.

19. Minority Interest

         The Company owned approximately 94.8% and 93.3% of the Operating Partnership, at December 31, 2000 and 1999, respectively. The ownership interest is represented by 7,237,750 and 7,119,000 units owned as of December 31, 2000 and 1999, respectively. The remaining ownership interests include interests owned directly or indirectly by directors and officers of the Company and Genesis totaling 394,725 units.

                                  ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

20.   Supplemental Cash Flow Information:

         Supplemental cash flow information for the years ended December 31, 2000 and December 31,1999 and the period from January 31, 1998 through December 31, 1998 is as follows (amounts in thousands):

Cash Paid For:                                                                       2000          1999         1998
                                                                                ---------------------------------------
    Interest                                                                    $  13,324    $  11,814     $   5,412
                                                                                =======================================

Non-Cash Investing and Financing Transactions:
    Note receivable relating to officer share purchase                          $       -    $       -     $   3,600
                                                                                =======================================
    Assumption of debt in connection with acquisition of real
        estate properties                                                       $       -    $       -     $  50,328
                                                                                =======================================

    Units issued in connection with acquisition of real
        estate properties                                                       $       -    $       -     $  10,511
                                                                                =======================================

    Notes issued in connection with acquisition of real
        estate properties                                                       $       -    $       -     $   4,134
                                                                                =======================================

    Non-cash transaction relating to the sale of partnership units:
        Accounts receivable                                                     $       -    $       -     $   3,000
                                                                                =======================================
        Reduction in advances to unconsolidated entities                        $       -    $       -     $   1,690
                                                                                =======================================
        Issuance of partnership units                                           $       -    $       -     $     375
                                                                                =======================================
        Reduction in cost of real estate investments                            $       -    $       -     $     935
                                                                                =======================================

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included in Part II, Item 8 of this report:

    (1) Financial Statements:                                        Page Number
                                                                     -----------

         Independent Auditors' Report                                      81
         Consolidated Balance Sheets as of December 31, 2000 and 1999 82 Consolidated Statements of Operations for the years ended
             December 31, 2000, 1999 and the period from January 30 to
             December 31, 1998                                             83

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999 and the period from
            January 30 to December 31, 1998                                84

         Consolidated Statements of Cash Flows for the year ended
            December 31, 2000 and 1999 and the period from
            January 30 to December 31, 1998                                85
         Notes to Consolidated Financial Statements                        86

    (2) The following Financial Statement Schedules are included in Item 14 (d):

           Separate Financial Statements and Schedule for ET Sub-Meridian
                  Limited Partnership, L.L.P.
           Separate Financial Statements and Schedule for ET Capital Corp.
           Schedule III - Real Estate and Accumulated Depreciation
           Schedule IV - Mortgage Loans on Real Estate

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits:

           The exhibits filed with this report are listed in the exhibit index on page 112.

(b) Current Reports on Form 8-K:

           The Company filed a report on Form 8-K dated December 11, 2000 announcing that it had reached tentative agreements with Genesis and Multicare relating to a restructuring of its loans and leases with these entities. The Form 8-K also addressed continued listing of the Company's common shares on the NYSE.

(c) Exhibits:

           The exhibits listed in Item 14(a)(3) above are filed with this Form
              10-K.

(d) Financial Statement Schedules:

           Financial statement schedules are included on pages S-24 through S-28.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2001.

                                                   ElderTrust
                                   ---------------------------------------------
                                                   Registrant

                               By: /s/ D. Lee McCreary, Jr.
                                   ---------------------------------------------
                                   President, Chief Executive Officer and Chief
                                     Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2001.

                               By:  /s/ D. Lee McCreary, Jr.
                                    --------------------------------------------
                                    D. Lee McCreary, Jr.
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Trustee
                                    (Principal Executive, Financial and
                                    Accounting Officer)

                               By:  /s/ Michael R. Walker
                                    --------------------------------------------
                                    Michael R. Walker
                                    Chairman of the Board

                               By:
                                    --------------------------------------------
                                    Rodman W. Moorhead, III
                                    Trustee


                               By:  /s/ John G. Foos
                                    --------------------------------------------
                                    John G. Foos
                                    Trustee

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
(a) 3.1         Amended and Restated Declaration of Trust of the Company
(a) 3.2         Articles Supplementary to the Company
(a) 3.3         Amended and Restated Bylaws of the Company
(h) 4.1         Rights Agreement between ElderTrust and First Union National Bank, as Rights
                   Agent
(i) 4.2         Articles Supplementary for Classifying and Designating Series A Junior
                   Participating Preferred Shares
(a) 10.1        Second Amended and Restated Agreement of Limited Partnership of the Operating
                   Partnership
(a) 10.2        Registration Rights Agreement between the Company and the persons named therein
(a) 10.3        1998 Share Option and Incentive Plan*
(i) 10.4        1999 Share Option and Incentive Plan*
(a) 10.5        Non-Competition Agreement between the Company and Michael R. Walker*
(b) 10.6        Indemnification Agreement between the Company and each of its officers and trustees*
(b) 10.7        Form of Asset Transfer Agreement between the Operating Partnership and Genesis
                   (Heritage Woods, Willowbrook, Riverview Ridge, Pleasant View, Rittenhouse,
                   Lopatcong, Phillipsburg, Wayne, POB 1, Lacey Bank Building, Belvedere,
                   Chapel Manor and Pennsburg Manor)
(b) 10.8        Plan of Asset Transfer and Contribution Agreement between the Operating Partnership and Senior LifeChoice dated as of September 25, 1997
(b) 10.9        Form of Asset Transfer Agreement between the Operating Partnership and certain limited partners in Senior LifeChoice of Paoli, L.P. and Senior LifeChoice of
                   Kimberton, L.P. who are selling partnership interests for cash
(b) 10.10       Plan of Asset Transfer and Contribution Agreement among the Operating Partnership,
                   GHV Associates and the partners in GHV Associates dated as of September 25, 1997
(b) 10.11       Plan of Asset Transfer and Contribution Agreement among the Operating Partnership and certain partners in Salisbury Medical Office Building General Partnership
                   dated as of September 25, 1997
(b) 10.12       Asset Transfer Agreement between the Operating Partnership and certain parties in Salisbury Medical Office Building General Partnership who are selling partnership interests for cash
(b) 10.13       Form of Term Loan Agreement (Mifflin and Coquina Center (Genesis))
(b) 10.13.1     Form of Secured Note (Mifflin and Coquina Center (Genesis))
(b) 10.13.2     Form of Mortgage and Security Agreement (Mifflin and Coquina Center (Genesis))
(b) 10.13.3     Form of Assignment of Rents and Leases (Mifflin and Coquina Center (Genesis))
(b) 10.13.4     Form of Collateral Assignment of Agreements Affecting Real Estate
                   (Mifflin and Coquina Center (Genesis))
(b) 10.13.5     Form of Guaranty and Suretyship Agreement (Mifflin and Coquina Center (Genesis))
(b) 10.14       Form of Construction Loan Agreement (Oaks (Genesis))
(b) 10.14.1     Form of Secured Note (Oaks (Genesis))
(b) 10.14.2     Form of Mortgage and Security Agreement (Oaks (Genesis))


(b) 10.14.3     Form of Assignment of Rents and Leases (Oaks (Genesis))
(b) 10.14.4     Form of Collateral Assignment of Agreements Affecting Real Estate (Oaks (Genesis))
(b) 10.14.5     Form of Guaranty and Suretyship Agreement (Oaks (Genesis))
(b) 10.15       Form of Assignment and Assumption Agreement between the Operating Partnership and Genesis (Montchanin Construction Loan)
(a) 10.16       Assignment and Assumption Agreement between ET Capital Corp. and Genesis
(a) 10.16.1     Amendment of Working Capital Loan and Security Agreement among ET Capital Corp.,
                   Genesis and AGE Institute of Florida
(a) 10.16.2     Intercreditor Agreement among ET Capital Corp., Genesis and AGE Institute of
                   Florida
(i) 10.16.3     Intercreditor Agreement among ET Capital Corp., AGE Institute of Florida and
                   Bank of America, N.A.
(a) 10.17       Right of First Refusal Agreement between the Operating Partnership and Genesis
(a) 10.18       Option Agreement to purchase Holton Point facility between the Operating Partnership and Genesis
(b) 10.19       Form of Minimum Rent Lease between the Operating Partnership and Genesis (Heritage
                   Woods, Highgate at Paoli Pointe, Rittenhouse, Lopatcong, Phillipsburg and Wayne)
(b) 10.20       Form of Percentage Rent Lease between the Operating Partnership and Genesis
                   (Willowbrook, Riverview Ridge and Pleasant View)
(b) 10.21       Form of Fixed Rent Lease between the Operating Partnership and Genesis (Salisbury
                   Medical Office Building, Windsor Office Building and Windsor Clinic and
                   Training Facility)
(a) 10.22       Credit Facility
(e) 10.23       First Amendment to Credit Facility
(a) 10.24       Cross Indemnification and Contribution Agreement between the Company and Genesis
(c) 10.25       Subordinated Promissory Note of ET Sub-Meridian payable to the Operating Partnership in the amount of $18.5 million
(c) 10.26       Agreement of Limited Partnership of ET Sub-Meridian
(c) 10.27       Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto
(c) 10.28       Indemnification Consent and Acknowledgment Agreement dated September 3, 1998 between the Operating Partnership and Genesis
(c) 10.29       Guarantee Agreement dated September 3, 1998 between Operating Partnership and ET
                   Sub-Meridian
(c) 10.30       Subordinated Promissory Note of ET Sub-Meridian payable to Genesis in the amount of
                   $8.5 million
(d) 10.31       Purchase and Sale Agreement dated as of June 12, 1998 by and among ElderTrust
                   Operating Limited Partnership, Genesis Health Ventures, Inc., collectively "the
                   Purchasers" and Cabot Park Limited Partnership, Cleveland Circle Assisted
                   Living Limited Partnership, Heritage at the Falls Assisted Living Limited
                   Partnership, Vernon Court Associated Partnership, and North Andover Assisted
                   Living Limited Partnership, collectively "the Seller"
(d) 10.32       Amendment to the Purchase and Sale Agreement dated July 22, 1998 by and among
                   ElderTrust Operating Limited Partnership, Genesis Health Ventures, Inc. and
                   Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities


(d) 10.33       Second Amendment to the Purchase and Sale Agreement dated July 22, 1998 by and among
                   ElderTrust Operating Limited Partnership, Genesis Health Ventures, Inc. and
                   Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities
(d) 10.34       Amendment to the Purchase and Sale Agreement dated November 30, 1998 by and among
                   ElderTrust Operating Limited Partnership, Genesis Health Ventures, Inc. and
                   Robert A. Fishman, counsel for the Seller and the NDNE/ADS Entities
(d) 10.35       Assignment and Assumption of the Purchase and Sale Agreement by and between
                   ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc. dated
                   November 23, 1998
(e) 10.36       Operating Agreement of ET-Sub Vernon Court, L.L.C.
(e) 10.37       Operating Agreement of ET-Sub Cabot Park, L.L.C.
(e) 10.38       Operating Agreement of ET-Sub Cleveland Circle, L.L.C.
(i) 10.39       Option Agreement by and between D. Lee McCreary, Jr. and the Operating Partnership to purchase Mr. McCreary's controlling ownership interest in ET-Sub Vernon
                   Court, L.L.C.
(f) 10.40       Certificate of Designation for Class C (LIHTC) Units of ElderTrust Operating Limited
                   Partnership
(f) 10.41       Second Amendment to Credit Agreement
(i) 10.42       Third Amendment to Credit Agreement
(i) 10.43       Second Amendment to Second Amended and Restated Agreement of Limited Partnership
                   of ElderTrust Operating Limited Partnership
(i) 10.44       Employment Agreement between the Company and D. Lee McCreary, Jr. dated as of
                   October 13, 1999*
(j) 10.45       Master Agreement with Genesis
(j) 10.46       Master Agreement with the Multicare Companies, Inc.
    10.47       Master Agreement
    11.1        Computation of basic and diluted earnings per share
    21.1        Subsidiaries of the Registrant
    21.3        Consent of Independent Auditors

----------------
*    Represents management contract or compensatory plan

(a) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(b) Incorporated by reference to the Company's Form S-11 Registration Statement (No. 333-37451).
(c) Incorporated by reference to the Company's Form 8-K filed on September 18, 1998.
(d) Incorporated by reference to the Company's Form 8-K filed on December 16, 1998.
(e) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(f) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(g)  Incorporated by reference to the Company's Form 8-K filed on July 29, 1999.
(h)  Incorporated by reference to the Company's Form 8-K filed on October 13,
     1999.
(i) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.
(j) Incorporated by reference to the Company's Form 8-K filed on December 11, 2000.

                          Independent Auditors' Report


The Partners
ET Sub-Meridian Limited Partnership, L.L.P.:


We have audited the accompanying balance sheets of ET Sub-Meridian Limited Partnership, L.L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. We also have audited the related financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ET Sub-Meridian Limited Partnership, L.L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/KPMG LLP

McLean, VA.
February 2, 2001

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                              December 31,    December 31,
                                                                                                  2000            1999
                                                                                              ----------------------------
                                         ASSETS
Assets:
     Properties under capital leases, less accumulated amortization of $8,197 and               $103,034         $106,547
         $4,684, respectively
     Cash and cash equivalents                                                                       539              124
     Restricted cash                                                                               1,057            1,110
     Prepaid expenses                                                                                  2                -
                                                                                                -------------------------
              Total assets                                                                      $104,632         $107,781
                                                                                                =========================

                   LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses                                                         1,153              126
     Accounts payable to related parties                                                           1,148              317
     Rent received in advance                                                                        817              817
     Capital lease obligations                                                                    64,662           64,373
     Notes payable                                                                                23,143           24,970
     Note payable to related party                                                                17,576           17,576
     Other liabilities                                                                             1,708            1,708
                                                                                                -------------------------
              Total liabilities                                                                  110,207          109,887

Partners' deficit                                                                                (5,575)          (2,106)
                                                                                                -------------------------
              Total liabilities and partners' deficit                                           $104,632         $107,781
                                                                                                =========================














                 The accompanying notes to financial statements are an integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                   Year ended December    Year ended December
                                                                         31, 2000              31, 1999
                                                                   -------------------------------------------
Revenues:
     Rental revenues                                                    $ 9,800                 $9,800
     Other income                                                            28                     16
                                                                       -------------------------------
        Total revenues                                                    9,828                  9,816

Expenses:
     Interest expense                                                     6,592                  6,495
     Interest expense - related party                                     2,144                  2,138
     Amortization expense                                                 3,513                  3,514
     General and administrative                                              40                      2
     Management fee - related party                                          24                      8
                                                                       -------------------------------
        Total expenses                                                   12,313                 12,157

                                                                       -------------------------------
Net loss                                                               ($2,485)               ($2,341)
                                                                       ===============================















       The accompanying notes to financial statements are an integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                     Years ended December 31, 2000 and 1999
                                 (in thousands)



                                                                               General                General
                                                                               Partner                Partner
                                                                         ---------------------  ------------------
                                                            Limited          Toughkenamon,         ET Meridian,
                                                            Partner             L.L.C                  L.L.C.          Total
                                                         --------------- ---------------------  ------------------ --------------
Balances at January 1, 1999                                  $ 690                $ -                 $12              $ 702
  Net loss                                                 (2,318)               (12)                (11)            (2,341)
  Distributions                                              (449)               (18)                   -              (467)
  Transfer of general partnership interest                       -                  1                 (1)                  -
                                                         ---------              -----               -----           --------
Balances at December 31, 1999                              (2,077)               (29)                   -            (2,106)
  Net loss                                                 (2,460)               (25)                   -            (2,485)
  Distributions                                              (982)                (2)                   -              (984)
                                                         ---------              -----               -----           --------
Balances at December 31, 2000                             ($5,519)              ($56)                 $ -           ($5,575)
                                                         =========              =====               =====           ========












                   The accompanying notes to financial statements are an integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year ended         Year ended
                                                                                   December 31, 2000  December 31, 1999
                                                                                   -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              ($2,485)           ($2,341)
     Adjustments to reconcile net loss to net cash provided by operating activities:
       Amortization                                                                           3,513              3,514
       Net changes in assets and liabilities:
           Accounts payable and accrued expenses                                              1,858              (198)
           Accrued interest on capital lease obligations                                        289               (93)
           Other                                                                                (2)                 75
                                                                                   -----------------------------------
                 Net cash provided by operating activities                                    3,173                957
                                                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition cost of additions to real estate investments                                     -               (37)
     Net decrease in restricted cash                                                             53                 59
                                                                                   -----------------------------------
                 Net cash provided by investing activities                                       53                 22
                                                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                                (984)              (467)
     Payments of principal on notes payable                                                 (1,827)              (388)
                                                                                   -----------------------------------
                 Net cash used in financing activities                                      (2,811)              (855)
                                                                                   -----------------------------------

Net increase in cash and cash equivalents                                                       415                124
Cash and cash equivalents, beginning of year                                                    124                  -
                                                                                   -----------------------------------
Cash and cash equivalents, end of year                                                        $ 539              $ 124
                                                                                   ===================================

Supplemental cash flow information:
Cash paid for interest                                                                       $8,299             $8,898
                                                                                   ===================================







              The accompanying notes to financial statements are an integral part of these statements.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999


1.  Organization and Operations

         ET Sub-Meridian Limited Partnership, L.L.P. (the "Partnership") was formed pursuant to the Virginia Revised Uniform Limited Partnership Act, as amended, on August 7, 1998 by and among ET Meridian, L.L.C., a Delaware limited liability company as the general partner, and ElderTrust Operating Limited Partnership as the limited partner (the "Limited Partner"). The limited partner is a 95% owned subsidiary of ElderTrust. During 1999, ET Meridian, L.L.C. sold its general partner interest in the Partnership to Toughkenamon, L.L.C. (the "General Partner").

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

         All of the Partnership's assets at December 31, 2000 and December 31, 1999 consisted of real estate properties under capital lease, which were subleased to Genesis. As such, the Partnership's revenues and ability to make distributions to partners' depend, in significant part, upon the revenues derived from Genesis (See Note 4). Additionally, Michael R. Walker serves as Chairman of the Board of Genesis and ElderTrust.

2.  Summary of Significant Accounting Policies

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Cash and Cash Equivalents

         The Partnership considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999
                                   (Continued)


Restricted Cash

         Restricted cash represents future lease payments on the capital lease obligations and principal and interest payments on the note payable to owners of the skilled nursing facilities required to be maintained in a lockbox.

Properties Under Capital Leases

         Properties under capital leases consist of real estate properties, which are recorded at cost. Acquisition costs and transaction fees, including legal fees and external due diligence costs, are capitalized as a cost of the respective property. The cost of real estate properties under capital lease is allocated between land and buildings and improvements based upon estimated fair values at the time of acquisition. Amortization of properties under capital lease is provided for on a straight-line basis over an estimated composite useful life of 28.5 years for buildings and improvements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Partnership reviews its long-lived assets, which includes properties under capital leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Income Taxes

         No provision for income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to income taxes and the tax effect of its activities accrues to the partners.

Subleases and Rental Income

         Real estate properties under capital lease are subleased to operators on a long-term triple net-lease basis. Triple net-leases require lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capital expenditures. Subleases provide for minimum rent, based on the lesser of stated amounts in the sublease agreement or minimum rent for the prior year multiplied by two times the change in the Consumer Price Index ("minimum rent leases"). Sublease payments are recognized as revenue as earned.

                  ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                         Notes to Financial Statements
                    December 31, 2000 and December 31, 1999
                                  (Continued)

3.  Properties Under Capital Leases

         The Partnership conducts all of its operations from properties which are classified as capital leases. As of December 31, 2000 and 1999, properties under capital lease consisted of seven skilled nursing facilities with a total of 1,176 beds located in two states. All of the leases are for 10 years and expire in 2008.

         The following is an analysis of properties under capital lease at December 31, 2000 and 1999 by major class (dollars in thousands):

                                                 2000              1999
                                             ------------------------------
Real estate properties, at cost               $100,108            $100,108
Less- accumulated depreciation                  (8,197)             (4,684)
Land                                            11,123              11,123
                                             ------------------------------
     Net real estate properties               $103,034            $106,547
                                             ==============================

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2000 (dollars in thousands):

2001                                                             $4,245
2002                                                              4,245
2003                                                              4,245
2004                                                              4,245
2005                                                              4,245
Thereafter                                                       78,931
                                                                -------
Total minimum lease payments                                    100,156
Less: amount representing interest at 7.06% per annum            35,494
                                                                -------
Present value of future minimum lease payments                  $64,662
                                                                =======

         The Partnership subleases these properties to operators pursuant to long-term triple net leases. At December 31, 2000, future minimum sublease payments receivable are as follows (dollars in thousands):

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999
                                   (Continued)


                 2001                              $ 9,800
                 2002                                9,800
                 2003                                9,800
                 2004                                9,800
                 2005                                9,800
                 Thereafter                         26,133
                                                   -------
                                                   $75,133
                                                   =======

4.  Concentration of Risk

         Revenues recorded by the Partnership under leases with Genesis aggregated $9.8 million in 2000 and 1999. The Partnership's revenues and ability to make distributions to partners' depends, in significant part, upon the revenues derived from Genesis.

         On June 22, 2000, Genesis filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During the year, the Partnership, Genesis and Genesis' major creditors negotiated agreements whereby the lease obligations with the Partnership would be continued. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

         Genesis is expected to file a plan of reorganization with the U.S. Bankruptcy Court addressing its other creditors' claims. Genesis is currently operating as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plan by the U.S. Bankruptcy Court will be necessary for Genesis to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis to continue as a going concern. Genesis' ability to continue as a going concern will be dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis will emerge from bankruptcy and continue to make lease payments to us, there can be no assurance that this will occur. Any failure of Genesis to continue its operations and/or to continue to make lease payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to Genesis.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999
                                   (Continued)


         If Genesis were to cease making lease payments to the Partnership, we may be required to terminate the underlying leases, in which event we would likely be required to find new operators to operate the properties underlying the leases. Management has contacted several alternative operators and, based on these preliminary discussions, believes that an adequate market currently exists in which the Partnership could arrange for property management or leasing of these assets, and that the properties could be successfully transitioned to new operators. Based on the discussions with these operators, the Partnership's management believes that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by the Partnership have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. The Partnership would expect to rely upon that experience to effect an orderly transition should Genesis fail to emerge from bankruptcy and/or cease making lease payments to us.

         As a result of the relatively short estimated time period required to transition a property to a new operator, the Partnership's management believes that, even if Genesis were to cease making lease payments to us either because Genesis did not emerge from bankruptcy or otherwise, the Partnership would still be able to satisfy its operating and debt service requirements during the next 12 months. Management fee arrangements currently charged in the market place typically range from 4% to 6% of property gross revenues. Actual fees incurred would depend upon property type and location as well as other property and operator specific factors. Management estimates that, if all of the properties subject to leases with Genesis returned to the Partnership and were subjected to management agreements with new operators, the Partnership's annual cash flows could be reduced by approximately $1.0 million. This estimate is based upon expected property operations and assumptions made by management as to management fees and capital expenditures.

         The Partnership has payment obligations under its debt agreements.
The Partnership's management believes, based upon the above noted estimated cash flow reduction, that the Partnership would be able to meet its operating and debt service obligations during the next 12 months if it were required to obtain new managers for the properties now operated by Genesis.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999
                                   (Continued)


         As indicated above, based upon management's assessment of the long-term care economic environment, its discussions with alternative operators, the Partnership believes that, if the leases with Genesis were terminated, that the assets could be redeployed as needed. Were this to occur, management believes that new operators would be available to operate the properties, that any cash flow interruption resulting from such redeployment is unlikely or would be minimal and that, although cash flows may be reduced, the Partnership would be able to meet its operating and debt service requirements under its existing debt agreements during the next 12 months.

5. Notes Payable

         The Partnership partially financed the acquisition of properties under capital leases with notes payable of $8.5 million to Genesis, $17.7 million to the owners of the skilled nursing facilities and $17.6 million to the Limited Partner. The $8.5 million promissory note bears interest at an annual rate of 8% for the first year, 9% for the second year and 10% for remainder of the term of the note, with interest payable monthly through September 3, 2003. The $17.7 million promissory note bears interest at 7.06% annually, with principal and interest payable monthly through September 1, 2008. The $17.6 million subordinated demand loan payable to the Limited Partner bears interest at 12% per annum and is due on demand. Under the terms of a modification to the $8.5 million promissory note agreement, the principal payment due on September 3, 1999 was extended until the maturity date of September 3, 2003 and the interest rate on the note was increased to 10% effective September 3, 1999. Under the terms of the agreements approved by the U. S. Bankruptcy Court, Meridian Healthcare, Inc. (a Genesis affiliate) assigned to ElderTrust Operating Limited Partnership, the Limited Partner, the $8.5 million promissory note, in consideration for reductions in the loan balances on the loans Genesis owes to ElderTrust Operating Limited Partnership. A modification to the note was executed to extend the term and change the interest rate.

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                          Notes to Financial Statements
                     December 31, 2000 and December 31, 1999
                                   (Continued)



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

Distribution of Income or Loss:

         Net income or net loss of the partnership shall be allocated to the partners in proportion to their percentage interests.

7.  Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents and restricted cash approximates fair value based on the short-term nature of these investments.

         The fair value of the Partnership's notes payable at December 31, 2000 and 1999 is estimated using discounted cash flow analysis and currently prevailing rates. The difference between the carrying amount and the fair value of the Partnership's notes payable at December 31, 2000 and 1999 is not significant.

8.  Related Party Transactions

         During 2000, the Partnership paid management fees of $24,000 to the Limited Partner for administrative services provided to the Partnership.

         At December 31, 2000 and 1999, Mr. D. Lee McCreary, the President, Chief Executive Officer and Chief Financial Officer of ElderTrust, was the sole member of the limited liability company which owned the 1% general partner interest in the Partnership. Mr. McCreary acquired the controlling interest in the Partnership from the former President and Chief Executive Officer of ElderTrust, during 1999 for $20,000.

                          Independent Auditors' Report


The Board of Directors
ET Capital Corp.:


We have audited the accompanying balance sheet of ET Capital Corp. as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ET Capital Corp. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
                                                                  /s/ KPMG LLP


McLean, VA.
February 2, 2001

                                ET CAPITAL CORP.
                                  BALANCE SHEET
                                 (in thousands)

                                                                                          December 31, 2000
                                                                                          ------------------
                                         ASSETS
 Assets:
      Cash and cash equivalents                                                                    $ 78
      Accounts receivable from related party                                                         53
      AGE Institute of Florida note receivable, net                                                   -
      Deferred income tax asset                                                                     270
      Notes receivable from related parties                                                       4,354
                                                                                               --------
               Total assets                                                                      $4,755
                                                                                               ========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

 Liabilities:
      Accounts payable and accrued expenses                                                         188
      Accounts payable to related parties                                                            35
      Notes payable to related party                                                              9,247
                                                                                               --------
          Total liabilities                                                                       9,470

 Shareholders' Deficit:
       Capital stock, $0.01 par value; 1,000 shares authorized issued and
           outstanding                                                                                -
       Capital in excess of par                                                                   2,822
       Accumulated deficit                                                                      (7,537)
                                                                                               --------
             Total shareholders' deficit                                                        (4,715)
                                                                                               --------
               Total liabilities and shareholders' deficit                                       $4,755
                                                                                               ========




      The accompanying notes to financial statements are an integral part of these statements.

                                ET CAPITAL CORP.
                             STATEMENT OF OPERATIONS
                      (in thousands, except per share data)


                                                                                   Year ended December
                                                                                        31, 2000
                                                                                  ----------------------
Revenues:
     Interest income, net of bad debt expense of $951                                       $ 257
     Interest income, related parties                                                         633
                                                                                        ---------
        Total revenues                                                                        890
                                                                                        ---------

Expenses:
     Interest expense - related party                                                         726
     Amortization expense                                                                     118
     Bad debt expense                                                                       7,800
     General and administrative                                                                13
     Management fee - related party                                                            24
                                                                                        ---------
        Total expenses                                                                      8,681
                                                                                        ---------

Loss before income taxes                                                                  (7,791)
Income tax benefit                                                                            204
                                                                                        ---------
Net loss                                                                                 ($7,587)
                                                                                        =========

Earnings per share data:
     Basic and diluted loss per share                                                   ($ 7,587)
                                                                                        =========
     Basic and diluted weighted average shares of common stock                              1,000
                                                                                        =========










     The accompanying notes to financial statements are an integral part of these statements.

                                ET CAPITAL CORP.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                          Year ended December 31, 2000
                                 (in thousands)



                                                           Capital in   Accumulated
                                   Shares       Capital     Excess of      Equity        Shareholders'
                                 Outstanding     Stock      Par Value    (Deficit)     Equity (Deficit)
                                -------------------------------------------------------------------------
  Balance at January 1, 2000                1      $ -       $  2,822      $    169              $2,991
    Net loss                                -        -              -        (7,587)             (7,587)
    Dividends                               -        -              -          (119)               (119)
                                -------------------------------------------------------------------------
  Balance at December 31, 2000              1      $ -        $ 2,822     ($  7,537)            ($4,715)
                                =========================================================================




















         The accompanying notes to financial statements are an integral part of these statements.

                                ET CAPITAL CORP.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                Year ended
                                                                                             December 31, 2000
                                                                                             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                     ($7,587)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Bad debt expense                                                                           7,800
          Net changes in assets and liabilities:
            Amortization expense                                                                       118
            Accounts payable and accrued expenses                                                    (212)
            Accounts receivable and prepaid expense                                                    260
            Deferred tax asset                                                                       (270)
                                                                                                  --------
                 Net cash provided by operating activities                                             109
                                                                                                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on notes receivable                                                             204
                                                                                                  --------
                 Net cash provided by investing activities                                             204
                                                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to shareholders                                                                       (119)
     Payments of principal on notes payable                                                          (154)
                                                                                                  --------
                 Net cash used in financing activities                                               (273)
                                                                                                  --------

Net increase in cash and cash equivalents                                                               40
Cash and cash equivalents, beginning of year                                                            38
                                                                                                  --------
Cash and cash equivalents, end of year                                                                $ 78
                                                                                                  ========

Supplemental cash flow information:
Cash paid for interest                                                                               $ 726
                                                                                                  ========











       The accompanying notes to financial statements are an integral part of these statements.

                                ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


1.  Organization and Operations

         ET Capital Corp. (the "Company") was incorporated in the State of Delaware in January 1998. Equity interests are held by ElderTrust Operating Limited Partnership (the "Operating Partnership"), which owns all of the nonvoting stock of ET Capital Corp. (representing a 95% equity interest), and Mr. D. Lee McCreary, who owns the remaining 5% voting stock equity interest. Additionally, Michael R. Walker, a director of the Company, serves as Chairman of the Board of Genesis Health Ventures ("Genesis") and ElderTrust.

         The Company's operations consist primarily of financing activities with third parties and subsidiaries of ElderTrust. These activities generally take the form of unsecured notes receivable from the third parties and/or subsidiaries of ElderTrust that are financed through notes payable to the Operating Partnership. The Company's net revenue is generated through interest rate spreads ranging from 1% to 2% between the amounts charged on the notes receivable and the amounts paid on notes payable.

         As of December 31, 2000, the Company owned a $7.8 million second trust mortgage note executed by AGE Institute of Florida, which it acquired from Genesis during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE Institute of Florida and a second lien on accounts receivable and other working capital assets. The facilities are managed by a third party. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly. The borrower ceased making interest payments to the Company during the quarter ended June 30, 2000. During 2000, the Company recorded interest income of $1.2 million related to the AGE Institute of Florida Note and a corresponding provision for bad debt expense of $951,000 during 2000 for interest due on the $7.8 million second trust mortgage note.

         In September 1999, the senior lender on the $40.0 million first trust mortgage to the AGE Institute of Florida, which is guaranteed by Genesis, notified the borrower that it was in default of the loan due to the borrowers' failure to meet certain financial covenants. In November 1999, the Company notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by the Company because of the default in the $40.0 million first trust mortgage loan. Subsequently, the senior lender extended the maturity date of the first mortgage trust loan from September 30, 1999 to March 28, 2000 to permit the AGE Institute of Florida time to obtain refinancing of the loan. A letter agreement dated December 22, 1999 made certain modifications and defined certain rights of the senior lender and the Company related to their respective loans to the AGE Institute of Florida. The AGE Institute of Florida has been working to obtain replacement financing of the $40.0 million first trust mortgage loan and is seeking a further extension of the loan maturity date from the senior lender.

                                ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


         In January 2000, the AGE Institute of Florida received a tax determination letter confirming its tax-exempt status. The Company understands from the AGE Institute of Florida that it is continuing to pursue tax-exempt and other financing sources to refinance the first and second trust mortgages. If the AGE Institute of Florida is unable to refinance the $40.0 million first trust loan, or is otherwise unable to reach acceptable extension terms with the senior lender, the senior lender may take actions to recover its investment in such first trust loan. The Company has no control over the actions of the senior lender and such actions could be unfavorable to the Company.

         Management of the Company has determined, based on a decrease in the underlying cash flows generated during 2000 by the properties securing the note, that the value of the underlying collateral is not sufficient to satisfy the borrower's obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by the Company during 2000.

2.  Summary of Significant Accounting Policies

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Cash and Cash Equivalents

         The Company considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Notes Receivable

         Notes receivable are recorded at cost, less any related allowance for losses. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the

                                ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


present value of expected future cash flows discounted at the note's effective interest rate. It is the Company's policy that impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. It is also the Company's policy that impairment losses are included in the allowance for credit losses through a charge to bad debt expense. It is also the Company's policy to account for cash receipts for interest as interest revenue and to perform impairment reviews as needed.

         Interest income on unimpaired notes receivable is recognized as earned based on the contractual terms of the notes.

Income Taxes

         Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Corporation has made estimated federal income tax payments during 2000. In connection with the Company's net loss incurred for the year ended December 31, 2000, the Company has recorded a deferred tax asset of $270,000 during 2000, which represents federal taxes paid by the Company from its inception date, which are recoverable.

3.  Concentration of Risk

         At December 31, 2000, the Company's revenue producing assets consisted primarily of notes receivable from subsidiaries of ElderTrust. These subsidiaries own assisted living facilities that are leased to equity investees of Genesis. On June 22, 2000, Genesis filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Any failure on the part of Genesis to make its required lease payments could significantly and adversely impact payments to the Company for interest under the notes, and its ability to meet its debt obligations.

         If Genesis were to cease making lease payments to ElderTrust's subsidiaries, the subsidiaries may be required to terminate the underlying leases. ElderTrust would likely be required to find new operators to operate

                                ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

the properties underlying the leases and/or sell one or more properties. ElderTrust's management has contacted several alternative operators and, based on these preliminary discussions, believes that an adequate market currently exists in which ElderTrust could arrange for property management, leasing or sale of these assets, and that the properties could be successfully transitioned to new operators. Based on the discussions with these operators and ElderTrust's management, the Company's management believes that a property could be transitioned to a new operator without undue delay and that, due to the elderly resident population and care requirements this population requires, such transition would be completed in an orderly fashion and with the cooperation of the operators and the appropriate regulatory authorities, if any. Some of the operators contacted by ElderTrust have indicated that they have experience in transitioning skilled nursing facilities to new management and that they have the staffing needed to transition such facilities. ElderTrust and the Company would expect to rely upon that experience to effect an orderly transition should Genesis fail to emerge from bankruptcy and/or cease making lease payments to us. Accordingly, the Company believes that ElderTrust's subsidiaries will be able to comply with the payment terms of the notes receivable.

4.  Notes Receivable from Related Parties

         As of December 31, 2000, the Company's notes receivable consisted of the following (in thousands):


     ET Sub-Cleveland Circle, LLC                        $     953
     ET Sub-Cabot Park, LLC                                  2,386
     ET Sub-Vernon Court, LLC                                1,015
                                                         ---------

     Total                                               $   4,354
                                                         =========

         These notes mature at various dates between April 2008 and December 2011 and bear interest at 14% per annum with interest and principal payable monthly.

5.  Notes Payable

         The Company's long-term debt includes two demand promissory notes payable to the Operating Partnership aggregating $5.9 million at December 31, 2000, obtained in connection with the AGE Institute of Florida transaction. These notes bear interest at a weighted average of 12.1% per annum with interest only payable quarterly. The Company ceased making interest payments to the Operating Partnership during the quarter ended June 30, 2000. Interest expense related to these notes for the year ended December 31, 2000 was $178,000. The Company believes, taking into consideration discussions with management of the Operating Partnership, that the Operating Partnership will not pursue collection or take any action that would be adverse to the operations of the Company.

                               ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)



         Additionally, the Company has three unsecured demand promissory notes payable to the Operating Partnership at December 31, 2000, which aggregate to $3.3 million. These notes bear interest at an annual rate of 15% and mature at various dates from April 2008 through December 2011. Interest expense related to these notes for the year ended December 31, 2000 was $548,000.

6.  Disclosure About Fair Value of Financial Instruments

         Based on the Company's assessment of the estimated fair value of the facilities securing the second trust mortgage loan, the Company believes that the $7.8 million second trust mortgage loan has become fully impaired. The Company recorded a provision for bad debts of $7.8 million for the second trust mortgage note in June 2000. Additionally, the Company believes that the fair value of the $5.9 million note payable is negligible. This assessment is based on the Company's default under the note, and the non-performance of the AGE Institute of Florida note.

         The estimated fair values of the Company's other notes receivable and payable approximate their carrying value as of December 31, 2000.

7.  Related Party Transactions

         Mr. McCreary acquired the controlling interest in the Company during 1999. As a result, Mr. D. Lee McCreary owns all of the voting interest in the Company, representing a 5% equity interest. Mr. McCreary received cash distributions of $5,900 during 2000.

         During 2000, the Company paid management fees of $24,000 to the Operating Partnership for administrative services provided to the Company.

                               ET CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)




8.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data)



  Net income (loss) available for basic and diluted earnings per
      share                                                            ($7,587)
                                                                     ==========

  Shares for basic and diluted net earnings per share                     1,000
                                                                     ==========

  Basic and diluted net income (loss) per share                        ($7,587)
                                                                     ==========

                   ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                        Initial Cost to                            Gross Amount at Which Carried
                                            Company             Cost                      at Close of Period
                                     ----------------------- Capitalized ------------------------------------------------
                                                  Buildings  Subsequent               Buildings
                                                     and         to                      and                    Accum.
      Description       Encumbrances     Land   Improvements Acquisition    Land    Improvements   Total(1)  Deprec.(2)
-------------------------------------------------------------------------------------------------------------------------
Skilled Nursing Facilities:
   La Plata, MD           $ 9,208      $ 1,306    $ 11,751       $ 4       $ 1,306      $ 11,755  $ 13,061     $  963
   Voorhees, NJ            12,173        1,745      15,699         6         1,745        15,705    17,450      1,286
   Centerville, MD         10,033        1,424      12,809         5         1,424        12,814    14,238      1,049
   Dundalk, MD             13,484        1,916      17,241         6         1,916        17,247    19,163      1,412
   Towson, MD               3,883          546       4,912         2           546         4,914     5,460        402
   Severna Park, MD        12,958        1,841      16,567         6         1,841        16,573    18,414      1,357
   Westfield, NJ           16,484        2,345      21,092         8         2,345        21,100    23,445      1,728
                    ------------------------------------------------     ---------------------------------   --------
Grand Total               $78,223      $11,123    $100,071       $37       $11,123      $100,108  $111,231     $8,197
                    ================================================     =================================   ========


[RESTUB]

                                  Orig.
                               Construct. /      Date
      Description            Renovation Date   Acquired
---------------------------------------------------------
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

The following represents a rollforward of the balance of leased properties under capital lease and related amortization from January 1, 1999 to December 31, 2000:


                                                                 Accumulated
                                            Cost Basis           Amortization
                                         ----------------    -------------------
   Balance at January 1, 1999               $ 111,194            $ 1,170

   Additions during period:
        Acquisitions                               37              3,514
        Improvements                                -                  -
                                            ---------            -------

   Balance at December 31, 1999               111,231              4,684
                                            ---------            -------

   Additions during period:
        Acquisitions                                -              3,513
        Improvements                                -                  -
                                            ---------            -------

   Balance at December 31, 2000             $ 111,231            $ 8,197
                                            =========            =======

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                         Initial Cost to                          Gross Amount at Which Carried at
                                             Company            Cost                       Close of Period
                                     ----------------------- Capitalized -----------------------------------------------
                                                 Buildings    Subsequent                 Buildings
                                                    and           to                        and                  Accum.
    Description      Encumbrances         Land  Improvements  Acquisition     Land      Improvements Total(1)  Deprec.(2)
-------------------------------------------------------------------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA              $    - (3)   $1,249      $11,243    $    -        $1,249         $11,243  $12,492     $1,151
   Clark's Summit, PA           - (3)      645        5,802        18           645           5,820    6,465        596
   Wilkes-Barre, PA         2,724          662        5,932         -           654           5,932    6,586        572
   Paoli, PA                9,680        1,128       10,079         -         1,152          10,287   11,439      1,053
   North Andover, MA        8,770        1,194       10,729         3         1,194          10,732   11,926        785
   Newton, MA              13,964        1,793       16,091         5         1,793          16,096   17,889      1,177
                     -------------   --------------------------------    -----------------------------------  ---------
     Subtotal              35,138        6,671       59,876        26         6,687          60,110   66,797      5,334
                     -------------   --------------------------------    -----------------------------------  ---------

Independent Living Facility:
   Concord, NH              3,900          407        3,667         -           407           3,667    4,074        375

Skilled Nursing Facilities:
   Philadelphia, PA             - (3)      985        8,821         -           985           8,820    9,805        903
   Lopatcong, NJ           10,500        1,490       13,406         -         1,490          13,406   14,896      1,372
   Phillipsburg, NJ             -          679        6,110        10           230           2,070    2,300          -
   Wayne, PA                4,600          662        5,921     1,761           662           7,682    8,344        678
   Chester, PA             18,975 (4)    1,187       10,670         -         1,187          10,670   11,857      1,092
   Philadelphia, PA             - (4)    1,230       11,074         -         1,230          11,074   12,304      1,133
   Flourtown, PA           14,900 (5)      784        7,052         -           784           7,100    7,884        722
   Pennsburg, PA                - (5)    1,091        9,813         -         1,091           9,813   10,904      1,005
                     -------------   --------------------------------    -----------------------------------  ---------
     Subtotal              48,975        8,108       72,867     1,771         7,659          70,635   78,294      6,905
                     -------------   --------------------------------    -----------------------------------  ---------

Medical Office and Other Buildings:
   Upland, PA               2,585            -        4,383        72             -           4,488    4,488        454
   Drexel Hill, PA          5,865            -        8,132        26             -           8,211    8,211        834
   Salisbury, MD            1,050          135        1,212         -           135           1,265    1,400        125
   Forked River, NJ           494           62          563         -            62             563      625         58
                     ------------    --------------------------------    -----------------------------------  ---------
     Subtotal               9,994          197       14,290        98           197          14,527   14,724      1,471
                     ------------    --------------------------------    -----------------------------------  ---------

                     ------------    --------------------------------    -----------------------------------  ---------
Total Operating           $98,007      $15,383     $150,700    $1,895       $14,950        $148,939 $163,889    $14,085
                     ============    ================================    ===================================  =========

[RESTUB]





                                  Orig.
                             Construct. /        Date
    Description              Renovation Date   Acquired
--------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA                         1997       Jan-98
   Clark's Summit, PA                 1996       Jan-98
   Wilkes-Barre, PA                   1993       Mar-98
   Paoli, PA                          1995       Jan-98
   North Andover, MA                  1995       Dec-98
   Newton, MA                    1905/1995       Dec-98

     Subtotal


Independent Living Facility:
   Concord, NH                        1926       Jan-98

Skilled Nursing Facilities:
   Philadelphia, PA         1930/1993/2000       Jan-98
   Lopatcong, NJ                 1984/1992       Jan-98
   Phillipsburg, NJ              1930/1993       Jan-98
   Wayne, PA                     1920/1999       Jan-98
   Chester, PA                   1960/1983       Jan-98
   Philadelphia, PA                   1973       Jan-98
   Flourtown, PA                 1977/1991       Jan-98
   Pennsburg, PA                      1982       Jan-98

     Subtotal


Medical Office and Other Buildings
   Upland, PA                         1977       Jan-98
   Drexel Hill, PA               1984/1997       Feb-98
   Salisbury, MD                      1984       Jan-98
   Forked River, NJ                   1996       Jan-98

     Subtotal



Total Operating



(1)  The aggregate cost for Federal income tax purposes is $157,069.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3)  Encumbered by the Credit Facility in the aggregate amount of $38.7 million.
(4)  This is a single note which covers both properties.
(5)  This is a single note which covers both properties.

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 2000 (continued)
                             (dollars in thousands)



                                                Initial Cost to                          Gross Amount at Which Carried at
                                                    Company            Cost                       Close of Period
                                            ----------------------- Capitalized -----------------------------------------------
                                                        Buildings    Subsequent                 Buildings
                                                           and           to                        and                  Accum.
    Description             Encumbrances         Land  Improvements  Acquisition     Land      Improvements Total(1)  Deprec.(2)
--------------------------------------------------------------------------------------------------------------------------
Properties held for sale:
Assisted Living Facilities:
   Kimberton, PA                  $9,945       $1,239      $10,834        $1        $1,261         $10,013  $11,274     $1,130

Medical Office and
        Other Buildings:
   Windsor, CT                         - (3)        -        1,481         -             -           1,120    1,120        142
   Windsor, CT                         - (3)       33          295         -            33             239      272         29
                            ------------    --------------------------------    -----------------------------------  ---------
     Subtotal                          -           33        1,776         -            33           1,359    1,392        171
                            ------------    --------------------------------    -----------------------------------  ---------

                            ------------    --------------------------------    -----------------------------------  ---------
Total assets held for sale        $9,945       $1,272      $12,610        $1        $1,294         $11,372  $12,666     $1,301
                            ============    ================================    ===================================  =========


[RESTUB]


                               Orig.
                             Construct. /        Date
    Description              Renovation Date   Acquired
--------------------------------------------------------
Properties held  for Sale:
Assisted Living Facilities:
   Kimberton, PA                      1996       Jan-98

Medical Office and
        Other Buildings:
   Windsor, CT                        1996       Jan-98
   Windsor, CT                   1934/1965       Jan-98

     Subtotal



(1)  The aggregate cost for Federal income tax purposes is $16,880.
(2) No depreciation expense has been recorded during the period these assets have been held for disposal.
(3)  Encumbered by the Credit Facility in the aggregate amount of $38.7 million.

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 2000 (continued)
                             (dollars in thousands)


The following represents a rollforward of the balance of real estate properties and related accumulated depreciation from January 1, 1998 to December 31, 2000 excluding assets held for sale:

                                                                                     Accumulated
                                                             Cost Basis             Depreciation
                                                         -------------------    ----------------------
Balance at January 1, 1998                                     $       -               $     -

Additions during period
     Acquisitions                                                180,426                 4,442
     Improvements                                                    147                     2
                                                               ----------             --------

Balance at December 31, 1998                                     180,573                 4,444

Additions during period
     Acquisitions                                                      -                 5,723
     Improvements                                                  1,288                    13
                                                               ---------              --------

Balance at December 31, 1999                                   $ 181,861               $10,180
                                                               ---------              --------

Additions during period
     Acquisitions                                                      -                     -
     Assets held for sale written down to fair value              (5,932)                 (626)
     Assets held for sale reclassed on balance sheet             (12,666)               (1,301)
     Improvements                                                    626                 5,832
                                                               ---------              --------
Balance at December 31, 2000 (1)                               $ 163,889               $14,085
                                                               =========              ========

(1) Balance does not reflect assets held for sale. Assets held for sale are disclosed separately on the Balance Sheet.

                                   ELDERTRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 2000
                             (dollars in thousands)


                                                                        Final       Periodic
                                               Number of    Interest   Maturity      Payment                     Face Amount
Description                                      Beds         Rate       Date         Term      Prior Liens      of Mortgages
-----------------------------------------------------------------------------------------------------------------------------
Term Loans - Assisted Living Facilities:
Melbourne, FL                                       92        10.0%      5/2002           (3)      None               $4,828
Shillington, PA                                     57        9.50%      6/2002           (2)      None                5,164
Ormond Beach, FL                                    60        9.50%      6/2002           (2)      None                4,577
Macungie, PA                                        70       10.50%      6/2002           (2)      None                6,665
Reading, PA                                         64       10.50%      6/2002           (2)      None                6,269
                                                  ----                                                               -------
     Subtotal                                      343                                                                27,503
                                                  ----                                                               -------

Construction Loans - Assisted Living Facilities:
Wyncote, PA                                         52        9.00%      6/2002           (2)      None                5,380
Wilmington, DE                                      92       10.50%      8/2000           (2)      None                9,500
Pottstown, PA                                       75       10.50%      1/2001           (2)      None                6,511
                                                  ----                                                               -------
     Subtotal                                      219                                                                21,391
                                                  ----                                                               -------

Grand Total                                        562                                                               $48,894
                                                  ====                                                               =======

[RESTUB]

                                                 Carrying Amount       Loans Subject to
                                                 of Mortgages at     Delinquent Principal
Description                                     December 31, 2000(1)     or Interest
------------------------------------------------------------------------------------
Term Loans - Assisted Living Facilities:
Melbourne, FL                                          $4,828               (6)
Shillington, PA                                         5,164               (5)
Ormond Beach, FL                                        4,538               (5)
Macungie, PA                                            4,200               (5)
Reading, PA                                             4,700               (5)
                                                      -------
     Subtotal                                          23,430
                                                      -------

Construction Loans - Assisted Living Facilities:
Wyncote, PA                                             5,033               (5)
Wilmington, DE                                          9,496               (4)
Pottstown, PA                                           3,600               (5)
                                                      -------
     Subtotal                                          18,129
                                                      -------

Grand Total                                           $41,559
                                                      =======

(1)  The aggregate cost for Federal income tax purposes is $41,559.
(2)  Interest only payable to maturity date.
(3) Interest only payable to maturity date. Principal payments will be made monthly to the extent of one half of excess cash, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures. Principal payments will become effective upon closing of bankruptcy proceedings, which were consummated on January 31, 2001.
(4) Loan is currently in default status. The original maturity date was August 1, 2000. Borrower is currently seeking financing to pay off loan. Loan is subject to a default interest rate of 3% payable each month, the loan is not settled. Borrower is currently paying interest at the stated interest rate of 10.5%, as provided in the loan agreement.
(5) Loans are currently in default at December 31, 2000. On June 22, 2000 Genesis and the Multicare companies, the borrowers under these loans, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company, Genesis and Multicare were able to negotiate agreements, which were approved by the bankruptcy court on January 4, 2001 and were consummated on January 31, 2001, which cured all defaults on the loans. See "Genesis and Multicare Chapter 11 Bankruptcy Filing; Lease and Loan Restructuring" and "Debt Restructuring and Related Matters."
(6) Loan is currently in default at December 31, 2000. Under the master agreement between Genesis Health Ventures and ElderTrust as executed on January 31, 2001, all defaults resulting solely from the filing of the bankruptcy proceedings by Genesis as guarantor of the Harbor Place loan shall be waived. See "Genesis and Multicare Chapter 11 Bankruptcy Filing; Lease and Loan Restructuring" and "Debt Restructuring and Related Matters."

Mortgage loan activity for the years ended December 31, 2000, 1999 and the period from January 30, 1998 through December 31, 1998 is as follows:

                                                 2000                 1999             1998
                                             ------------        -------------    -------------
    Balance, beginning of year                 $  48,646             $ 47,899         $      -

       Additions during the period:
           New mortgage loans                          -                5,095           50,213

       Deductions during the period:
            Collections of principal                   -              (4,348)          (2,314)
            Other (refinancing agreement)(7)     (7,087)
                                               ---------            ---------        ---------

    Balance, end of year                       $  41,559             $ 48,646         $ 47,899
                                               =========            =========        =========

(7) Adjustment to mortgage amounts due to negotiation with Genesis due to its bankruptcy proceedings.