Form 10-Q
period 2001-03-31
ELDERTRUST
filed 2001-05-14
CIK 1043236

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

                                   or

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
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization )               Identification Number)



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

		Yes    X    	 No
                   ------          ------

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at May 14, 2001
   -------------------------------------   ---------------------------
   Common shares of beneficial interest,           7,119,000
       $0.01 par value per share











                                ELDERTRUST
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2001

                             TABLE OF CONTENTS


                                                                  Page

PART I:	FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets as of March
      31, 2001 and December 31, 2000                                1

      Condensed Consolidated Statements of Operations for
      the three months ended March 31, 2001 and 2000                2

      Condensed Consolidated Statement of Cash Flows for the
      three months ended March 31, 2001 and 2000                    3

      Notes to Unaudited Condensed Consolidated Financial
      Statements.                                                   4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                            23

PART II:	OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                       24

SIGNATURES                                                         25

EXHIBIT INDEX                                                      26


                                   i


                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                               ELDERTRUST
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
           (in thousands, except share and per share amounts)

                                                      March 31, December 31,
                                                        2001        2000
                                                     ------------------------

                           ASSETS
Assets:
   Real estate properties, at cost                    $160,194     $148,939
   Less - accumulated depreciation                     (15,460)     (14,085)
   Land                                                 16,350       14,950
                                                     -----------  -----------
       Net real estate properties                      161,084      149,804
   Properties held for sale, net of impairment
    allowance of $1,467 and $1,433, respectively         9,695       11,365
   Real estate loans receivable, net of allowance
    of $39 and $7,087, respectively                     21,659       41,559
   Cash and cash equivalents                             3,645        3,105
   Restricted cash                                       8,965        8,409
   Accounts receivable, net of allowance of $302
    and $1,247, respectively                               473        1,466
   Accounts receivable from unconsolidated entities      2,027        1,905
   Prepaid expenses                                        578          483
   Investment in and advances to unconsolidated
    entities, net of allowance of $1,460 and $1,466,
    respectively                                        26,073       18,137
   Other assets, net of accumulated amortization
    and depreciation of $3,081 and $2,840,
    respectively                                           896        1,454
                                                     -----------  -----------
          Total assets                                $235,095     $237,687
                                                     ===========  ===========


                           LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Bank credit facility                                $37,319      $38,720
   Accounts payable and accrued expenses                 1,485        1,613
   Accounts payable to unconsolidated entities              12           12
   Mortgages and bonds payable                         107,566      107,932
   Notes payable to unconsolidated entities                998        1,015
   Other liabilities                                     3,774        3,639
                                                     -----------  -----------
          Total liabilities                            151,154      152,931
                                                     -----------  -----------

Minority interest                                        4,608        4,657

Shareholders' equity:
   Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                      -            -
   Common shares, $.01 par value; 100,000,000
    shares authorized; 7,119,000 shares issued
    and outstanding                                         71           71
   Capital in excess of par value                      120,542      120,377
   Deficit                                             (41,280)     (40,349)
                                                     -----------  -----------
          Total shareholders' equity                    79,333       80,099
                                                     -----------  -----------
             Total liabilities and shareholders'
               equity                                 $235,095     $237,687
                                                     ===========  ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                               ELDERTRUST
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                 (in thousands, except per share amounts)

                                                      Three months ended
                                                          March 31,
                                                     ---------  ---------
                                                       2001        2000
                                                     ---------  ---------
Revenues:
   Rental revenues                                     $4,686     $4,680
   Interest, net of amortization of deferred
    loan origination costs                                802      1,319
   Interest from unconsolidated equity investees          865        947
   Other income                                            51         58
                                                     ---------  ---------
     Total revenues                                     6,404      7,004
                                                     ---------  ---------

Expenses:
   Property operating expenses                            292        294
   Interest expense, including amortization of
    deferred finance costs                              3,366      3,387
   Depreciation                                         1,380      1,454
   General and administrative                           1,377        647
   Loss on impairment of long-lived assets                450          -
   Bad debt expense                                        14          -
                                                     ---------  ---------
     Total expenses                                     6,879      5,782
                                                     ---------  ---------

Net income (loss) before equity in losses of
 unconsolidated entities and minority interest           (475)     1,222

Equity in losses of unconsolidated entities, net         (505)      (666)
Minority interest                                          49        (40)
                                                     ---------  ---------
Net income (loss)                                       ($931)      $516
                                                     =========  =========

Basic and diluted weighted average number of
  common shares outstanding                             7,119      7,119
                                                     =========  =========

Net income (loss) per share - basic and diluted        ($0.13)     $0.07
                                                     =========  =========


        See accompanying notes to unaudited condensed consolidated financial statements.

                             ELDERTRUST
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                           (in thousands)


                                                     Three months ended
                                                        March 31,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  ($931)      $516
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                    1,666      1,646
     Bad debt expense                                    14          -
     Loss on impairment of long-lived assets            450          -
     Minority interest and equity in losses
      from unconsolidated entities                      456        706
     Net changes in assets and liabilities:
       Accounts receivable and prepaid expenses         776       (206)
       Accounts payable and accrued expenses           (128)       (22)
       Other                                            152       (445)
                                                     --------  --------
       Net cash provided by operating activities      2,455      2,195


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (6)       (49)
   Proceeds from collection on advances to
    unconsolidated entities                              45        149
   Net (increase) decrease in reserve funds and
    deposits - restricted cash                         (556)        94
   Other                                                (30)         -
                                                     --------  --------
       Net cash provided (used) in investing
         activities                                    (547)       194


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of deferred financing fees                     -       (488)
   Principal payments under Credit Facility            (985)      (175)
   Principal payments on mortgages and bonds payable   (366)      (330)
   Distributions to shareholders                          -     (2,136)
   Distributions to minority interests                    -       (173)
   Other                                                (17)       (15)
                                                     --------  --------
       Net cash used in financing activities         (1,368)    (3,317)
                                                     --------  --------

Net increase (decrease) in cash and cash
  equivalents                                           540       (928)
Cash and cash equivalents, beginning of period        3,105      3,605
                                                     --------  --------
Cash and cash equivalents, end of period             $3,645     $2,677
                                                     ========  ========


Supplemental cash flow information:
Cash paid for interest                               $3,150     $3,266


       See accompanying notes to unaudited condensed consolidated financial statements.

                               ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying interim unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") do not include all of the footnote disclosures required for a complete presentation of the financial statements in accordance with accounting principals generally accepted in the United States of America. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2001.

     The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.  Certain Significant Risks and Uncertainties

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan
Restructurings

     On June 22, 2000, Genesis Health Ventures, Inc., the Company's principal tenant ("Genesis"), and The Multicare Companies, Inc., a
43.6% owned consolidated subsidiary of Genesis ("Multicare"), filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On January 4, 2001, agreements negotiated in the prior year between the Company, Genesis and Multicare and Genesis and Multicare's major creditors were approved by the U.S. Bankruptcy Court and were consummated on January 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the terms of the agreement consummated on January 31, 2001.

                             ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

     Approximately 69% of the Company's consolidated assets at March 31, 2001 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $4.1 million in the first quarter of 2001. In addition, the Company's equity investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     Genesis and Multicare are expected to file plans of reorganization with the U.S. Bankruptcy Court addressing their other creditors' claims. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the reorganization plans by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy. The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each Company's ability to continue as a going concern is dependent upon, among other things, approval of their respective plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

Liquidity

    The Company has a working capital deficit of $26.9 million at March 31, 2001, resulting primarily from the classification of approximately $25.5 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements, and the bankruptcy filing by Genesis. If the Company is unable to obtain waivers of the failed covenants under the mortgages payable from the lenders, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based , in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

                             ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

3.  Real Estate Loans Receivable

The following is a summary of real estate loans receivable (dollars in thousands):

                                             Stated     Scheduled   Balance at   Balance at
                               Type of      Interest    Maturity     March 31,  December 31,
          Property               Loan         Rate        Date        2001           2000
-----------------------------  ------------ ---------  -----------  ----------  -----------
Harbor Place  Melbourne, FL        Term       10.0%      5/2002      $ 4,828     $ 4,828
Mifflin       Shillington, PA      Term        9.5%      6/2002        2,474       5,164(3)
Coquina Place Ormond Beach, FL     Term        9.5%      6/2002        1,400       4,577(3)
Lehigh        Macungie, PA         Term       10.5%      6/2000            -       6,665(1)
Berkshire     Reading, PA          Term       10.5%      6/2000            -       6,167(1)
Oaks          Wyncote, PA      Construction*   9.0%      6/2002        3,500       5,033(3)
Montchanin    Wilmington, DE   Construction*  10.5%      8/2000        9,496       9,496(2)
Sanatoga      Pottstown, PA    Construction*  10.5%      1/2001            -       6,716(1)
                                                                    ---------  -----------
                                                                      21,698      48,646
Allowance for credit losses                                              (39)     (7,087)
                                                                    ---------  -----------
                                                                    $ 21,659    $ 41,559
                                                                    =========  ===========

* Construction has previously been completed. Facility continues in lease up period.

(1) Under the terms of the agreement with Multicare, ElderTrust acquired these properties with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements.
(2) This property with an unpaid principal balance at March 31, 2001 of $9.5 million is in default. The Company is charging the borrower the default interest rate of 3% above the stated interest rate of 10.5%. This loan matured in August 2000 and has not been re-paid. The Company has begun collection proceedings. The Company has the option to purchase this facility for $13.0 million.
(3) Under the terms of the agreement with Genesis, these loans receivable have been reduced.

     The Company had one term loan in the amount of $4.8 million with an annual interest rate of 9.5%, secured by the Harbor Place facility. This loan initially matured on January 31, 2000 and again after an extension, on June 23, 2000. On January 31, 2001, under the restructuring of the relationships between ElderTrust and Genesis, the Company extended the term of the loan until May 31, 2002, for a fee of $24,000 which was paid on January 31, 2001. The Company also increased the interest rate to 10.0% per annum. Principal payments will be made monthly to the extent of one half of excess cash of the property, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures.

                             ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

4. Properties Held for Sale

     During December 2000, the Company entered into discussions to sell 100% of the partnership interests in the entity that owns the Woodbridge assisted living facility, located in Kimberton, Pennsylvania, and in April 2001 executed a letter of intent to sell the property. The sale is expected to close by the end of the second quarter of 2001. This facility consists of land, personal property and a building and, after adjusting for impairment losses of $1.5 million ($0.5 million recognized during the quarter ended March 31, 2001) has a net carrying value of $9.7 million as of March 31, 2001.

     During November 2000, the Company identified real estate, located in Windsor, Connecticut, referred to as the Windsor Office Building and the Windsor Clinic/Training Facility properties as held for sale. The Windsor Office Building and the Windsor Clinic/Training facility properties were sold to Genesis on January 31, 2001 upon the closing of the Genesis Health Ventures/Multicare restructuring as approved by the U.S. Bankruptcy court on January 4, 2001. The Company decided to sell the Windsor properties to Genesis due, in part, to their incompatibility with the Company's current strategy.

5.  Investments in Unconsolidated Entities

     The Company's equity investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting.

     Summary combined financial information as of March 31, 2001 for these unconsolidated entities is as follows (dollars in thousands):


                             ET Sub-                 ET Sub-      ET Sub-
                            Meridian,  ET Capital     Cabot      Cleveland
                              LLP        Corp.      Park, LLC   Circle, LLC   Total
                           ----------  ----------   ---------   -----------  -------
Current assets                $1,246       $158          $73         $109     $1,586
Real estate properties (1)   102,156          -       16,415       13,551    132,122
Notes receivable                   -      4,296            -            -      4,296
Other assets                       -          -          543          500      1,043
Total assets                 103,403      4,454       17,031       14,161    139,049
Current liabilities            2,633        230          589          635      4,087
Long-term debt (2)           105,092      9,194       16,661       13,439    144,386
Total deficit                 (6,031)    (4,700)        (489)        (139)   (11,359)
Rental revenue                 2,450          -          417          369      3,236
Interest income                   52        496            -            -        548
Interest expense               2,015        130          338          259      2,742
Depreciation/amortization        878          -          140          115      1,133
Bad debt expense                  47        357            -            -        404
Net income (loss)               (456)        15          (62)          (6)      (509)
Percent ownership                 99%        95%          99%          99%

_______________

(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.

                             ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

6.  Credit Facility

     During 2000 the Company failed to meet certain financial covenants required by its credit facility with Deutsche Bank Securities (the "Credit Facility"). On December 28, 2000, and effective January 31, 2001, the Credit Facility was extended to August 31, 2002 and the covenants amended to, in part, cure the existing covenant violations.

     As a result of this extension the Company is (i) prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and, (iii) is prevented from paying distributions in excess of 110% of that amount required to maintain REIT status.

     In December 2000, the Company paid a non-refundable loan maturity extension fee of $0.3 million in connection with this amendment to the Credit Facility. In addition, and with respect to the amendment, the Company issued to the lender warrants on January 31, 2001, to purchase 118,750 common shares of stock at $1.70 per share.

     The amounts outstanding under the Credit Facility bear interest at a floating rate 3.25% over one-month LIBOR, 8.56% at March 31, 2001.
The Company was previously required to pay a monthly facility fee in an amount equal to 0.0625% of the outstanding balance, approximately $28,000 in January, which was eliminated as of January 31, 2001.

     The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company's owned properties and properties underlying loans receivable with an aggregate cost of $63.1 million are included in the Credit Facility borrowing base and pledged as collateral at March 31, 2001.

7.  Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

                                             For the three months ended
                                                      March 31,
                                             --------------------------
                                                 2001         2000
                                             ------------   -----------

 Net earnings (loss) available for basic
  and diluted earnings (loss) per share          ($931)         $516
                                             ============   ===========

Weighted average common shares outstanding
 for basic and diluted net earnings (1oss)
 per share                                       7,119         7,119
                                             ============   ===========

Basic and diluted net earnings (loss)
 Per share                                      ($0.13)        $0.07
                                             ============   ===========

                             ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS


     The effect of outstanding share options and warrants is antidilutive and thus not reflected in the determination of weighted average common shares outstanding for the diluted net income (loss) per share calculation. Units of limited partnership of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding since they are not considered to be common share equivalents as they are redeemable for cash at the Company's discretion.

8.   New York Stock Exchange Listing

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

9.   Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We adopted this statement as of January 1, 2001, and the adoption had no affect on the financial statements.
We had no derivative instruments as of March 31, 2001.

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

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

* the ability of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, and The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis, ("Multicare"), to continue making loan and lease payments to the Company;
*     the outcome of the Genesis and Multicare bankruptcy proceedings;
*     interest rates;
*     availability, terms and use of capital;
*     general economic, business and regulatory conditions;
*     federal and state government regulation;
*     changes in Medicare and Medicaid reimbursement programs; and
*     competition.

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Company's judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2001, skilled nursing, assisted and independent living facilities comprised approximately 88% of the Company's consolidated investments in real estate properties and loans. Approximately 69% of the Company's consolidated assets at March 31, 2001 consisted of real estate properties leased to or managed by subsidiaries of Genesis and loans on real estate properties made to consolidated and unconsolidated subsidiaries of Genesis or Multicare.

     Substantially all of the Company's revenues are currently derived from rents received under long-term leases of healthcare-related real estate.

     The Company has incurred operating and administrative expenses, which principally include compensation expense for its executive officers and other employees, office rental and related occupancy costs.

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries have been prepared assuming the Company will continue as a going concern. As previously discussed, Genesis, the Company's principal tenant, and Multicare have filed for reorganization under the provisions of Chapter 11 of the Bankruptcy Reform Act of 1978 ("Bankruptcy Code"). In addition, the Company has a working capital deficit of $26.9 million at March 31, 2001, resulting primarily from the classification of approximately $25.5 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements, and the bankruptcy filing by Genesis.

     Revenues recorded by the Company for the three months ended March
31, 2001 in connection with leases and loans to Genesis and Multicare totaled $4.1 million, or 64% of the Company's total revenues. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.2 million for the three months ended March 31, 2001 from these properties.

     As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the:

     * ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

     * revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     Included in the Company's consolidated assets at March 31, 2001 are $7.4 million in loans to wholly-owned subsidiaries of Genesis. These loans are secured by real estate and are 100% guaranteed by Genesis. The loans have a weighted average interest rate of 9.3%.

     On January 4, 2001, agreements negotiated in the prior year between the Company, Genesis and Multicare and Genesis and Multicare's major creditors were approved by the U.S. Bankruptcy Court. These agreements were consummated on January 31, 2001. Assuming that Genesis and Multicare successfully emerge from bankruptcy these agreements resolve differences between the parties resulting from the bankruptcy filings.

Under the more significant terms of the agreement with Genesis:

1) Twenty-one of the existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:
        * Two leases were modified to reduce combined rents for the properties by $745,000 per year;
        * One lease was modified to create an early termination right commencing on December 31, 2002; and
        * One lease was modified to permit ElderTrust to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property.
2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million, such amount being paid via an increase in the notes receivable described in 4) below;
3) An $8.5 million loan previously guaranteed by ElderTrust and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of ElderTrust, was conveyed to ElderTrust in a manner to effect an $8.5 million reduction in amounts owed to ElderTrust by Genesis;
4) The maturity date for three loans (Oaks, Coquina and Mifflin) by ElderTrust to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000
      (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by ElderTrust to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

     Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately
$19.5 million, and having a net book value of $12.5 million at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust has no other transactions with this entity.

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

Equity Investees

	ET Capital Corp.

     ET Capital has notes receivable aggregating $4.3 million at March
31, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly.

     ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million at March 31, 2001, bearing interest at a weighted average rate of 12.1% with interest only payable quarterly. These notes were issued to fund ET Capital's acquisition of a $7.8 million second trust mortgage note executed by the AGE Institute of Florida, which loan is fully impaired. ET Capital ceased making interest payments, on these notes to the Company during the quarter ended June 30, 2000. Management of the Company has determined that these notes are fully impaired at March 31, 2001. In addition, ET Capital has loans payable to the Company aggregating $3.3 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. Payments on these notes were current at March 31, 2001.

     The Company recorded $130,000 and $316,000 in interest income for the three months ended March 31, 2001 and 2000, respectively, on the notes receivable from ET Capital. The Company also recorded income of $14,000 and $54,000 related to the portion of its equity interest in ET Capital's results of operations for the three months ended March 31, 2001 and March 31, 2000, respectively.

        ET Sub-Meridian Limited Partnership, L.L.P.

     The Company recorded a loss of $452,000 and $625,000 related to its equity interest in ET Sub-Meridian's results of operations for the quarters ended March 31, 2001 and March 31, 2000, respectively. ET Sub-Meridian has real estate investments and long-term debt of $102.2 million and $105.1 million, respectively, at March 31, 2001. See Note 5 of the Company's unaudited condensed consolidated financial statements included herein.
At March 31, 2001, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company in connection with the above transaction. The Company recorded $527,000 and $533,000 in interest income on this loan during the quarters ended March 31, 2001 and March 31, 2000, respectively. The Company also acquired the $8.5 million loan from Genesis on January 31, 2001 and recorded interest income of $114,000 for the quarter ended March 31, 2001.

	ET Sub-Cabot Park, LLC
	ET Sub-Cleveland Circle, LLC

     ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC have subordinated demand loans in the aggregate amount of $6.3 million payable to the Company at March 31, 2001, bearing interest at 12% per annum. The Company recorded $94,000 in interest income for the three months ended March 31, 2001, in connection with the demand loans.

     The Company recorded an aggregate loss of $67,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the three months ended March 31, 2001. These two entities have real estate investments and aggregate long-term debt of $30.0 million and $30.1 million, respectively, at March 31, 2001. See Note 5 of the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

     Three months ended March 31, 2001 compared with the three months ended March 31, 2000

Revenues

     Rental revenues were $4.7 million for the quarters ended March 31, 2001 and March 31, 2000.

     Interest income was $1.7 million, for the quarter ended March 31, 2001 as compared to $2.3 million for the corresponding period in 2000. This decrease of 26.4% was primarily due to the decrease in interest earned on term and construction loans resulting from the Genesis and Multicare lease and loan restructuring agreements. As part of the restructuring, properties securing two term loans and one construction loan (Lehigh, Berkshire and Sanatoga) were purchased by the Company, effective January 31, 2001, resulting in only one month of interest income on these loans recorded for the quarter ended March 31, 2001 as compared to three months of interest income for the quarter ended March 31, 2000. In addition, the principal amounts of two term loans and one construction loan (Mifflin, Coquina Place and Oaks), were reduced by $7.4 million effective January 31, 2001, as part of the Genesis and Multicare lease and loan restructuring agreements, further reducing interest income for the quarter ended March 31, 2001.

Expenses

     Interest expense, which included amortization of deferred financing costs of $236,000 and $153,000, was $3.4 million for the quarters ended March 31, 2001 and March 31, 2000. The weighted average interest rate on outstanding third-party debt decreased from 8.4% at March 31, 2000 to 8.2% at March 31, 2001. The Company's interest expense decreased as a result of the decrease in the one-month LIBOR from 5.94% at March 31, 2000 to 5.31% at March 31, 2001. The Company's interest rate on the Credit Facility was 8.56% at March 31, 2001 compared to 8.69% at March 31, 2000. The Company's interest rate on its variable rate mortgages was 8.31% at March 31, 2001.

     General and administrative expenses were $1.4 million for the quarter ended March 31, 2001 as compared to $0.6 million for the corresponding period in 2000. This increase of 113% was the result of legal fees incurred in connection with executing the agreements with Genesis and Multicare on January 31, 2001 and the extension of the Credit Facility.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2001 compared to $2.2 million for the corresponding period in 2000. The increase in net cash provided by operating activities is primarily the result of the net decrease in accounts receivable and other assets.

     Net cash used in investing activities was $547,000 for the three months ended March 31, 2001 compared to net cash provided by investing activities of $194,000 for the corresponding period in 2000. This decrease was principally a result of the net increase in restricted cash and a reduction in collections on advances to unconsolidated entities.

     Net cash used in financing activities was $1.4 million for the three months ended March 31, 2001 compared to $3.3 million for the corresponding period in 2000. The decrease in net cash used in financing activities was primarily a result of no distributions to shareholders and minority interests, for the quarter ended March 31, 2001 as compared to $2.3 million in distributions to shareholders and minority interests, for the quarter ended March 31, 2000.

     The Company has a working capital deficit of $26.9 million at March 31, 2001, resulting primarily from the classification of approximately $25.5 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements, and the bankruptcy filing by Genesis. If the Company is unable to obtain waivers of the failed covenants under the mortgages payable from the lenders, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based , in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

     As of March 31, 2001, the Company had shareholders' equity of $79.3 million and Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $144.9 million, net of $416,000 discount, which represents a debt to equity ratio of 1.83 to 1. The debt to equity ratio was also 1.83 to 1 at December 31, 2000.

     At March 31, 2001, the Company's third party indebtedness of $144.9 million consisted of $67.3 million in variable rate debt and $77.6 million in fixed rate debt. The weighted average annual interest rate on this debt was 8.21%. Based on interest rates at March 31, 2001, quarterly debt service requirements related to this debt approximates $4.9 million.

     The Company previously was obligated to purchase and leaseback, upon the maturity of the related loan or the facility reaching stabilized occupancy, five assisted living facilities (Mifflin, Coquina Place, Lehigh, Berkshire and Harbor Place) securing term loans and two assisted living facilities (Oaks and Sanatoga) securing construction loans made by the Company in January 1998. Of these seven loans, which had an aggregate principal balance at December 31, 2000 of $32.1 million, three loans, secured by the Mifflin, Coquina Place and Oaks facilities, were made to wholly-owned subsidiaries of Genesis, three loans, secured by the Lehigh, Berkshire and Sanatoga facilities, were made to wholly-owned subsidiaries of Multicare and one loan, secured by the Harbor Place facility, was made to a Genesis Equity Investee. The Company's ability to purchase and leaseback these facilities was terminated as part of the lease and loan restructuring with Genesis and Multicare which was consummated on January 31, 2001.

     On December 28, 2000, and effective January 31, 2001, the Credit Facility was extended to August 31, 2002 and the covenants amended to, in part, cure existing covenant violations.

     As a result of this amendment the Company is (i) prohibited from further borrowings under the Credit Facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and, (iii) is prevented from paying distributions in excess of 110% of that amount required to maintain REIT status.

     Amounts outstanding under the Credit Facility bear interest at 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. The interest rate on borrowings outstanding under the Credit Facility at March 31, 2001 was 8.56%, 3.25% over one-month LIBOR.

     The Credit Facility currently matures on August 31, 2002. If the Company is unable to pay-off or obtain replacement financing by August
31, 2002, or is unable to negotiate a further extension of the current Credit Facility at that time, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right against ElderTrust Operating Partnership and ElderTrust, including the right to foreclose on the collateral securing the Credit Facility. These remedies would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations.

     Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations.

     To qualify as a REIT, the Company must distribute to its shareholders each year at least 90% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. The Company does not expect to have net taxable income for the year ended December 31,2001, therefore, the Company has suspended quarterly distributions to its shareholders and does not expect to resume paying dividends until the later part of 2002.

     Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Company's investments in owned facilities at March 31, 2001. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT defines Funds from Operations (FFO) as net income
(loss), computed in accordance with accounting principles generally accepted in the United States of America, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations includes both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable operating property.

     The following table presents the Company's Funds from Operations for the periods presented below:


                                                  For the three months
                                                    Ended March 31,
                                                  --------------------
                                                     2001      2000
                                                  ---------  ---------
                                                      (in thousands)
Funds from Operations:
   Net income (loss)                                ($931)       $516
   Minority interest                                  (49)         40
                                                  ---------  ---------
   Net income (loss) before minority interest        (980)        556
   Adjustments:
     Real estate depreciation and amortization:
       Consolidated entities                        2,246       1,488
       Unconsolidated entities                        253       1,122
   Other items:
     Impairment charges on real
       estate properties                              450           -
                                                  ---------  ---------
   Funds from Operations before allocation to
     minority interest                              1,969       3,166
   Less:
     Funds from Operations allocable to
       minority interest                             (105)      (215)
                                                  ---------  ---------
   Funds from Operations attributable to the
     common shareholders                           $1,864     $2,951
                                                  =========  =========

Summary Condensed Consolidated Financial Data of Genesis

     As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form
10-Q for the quarter ended December 31, 2000 as filed with the Securities and Exchange Commission (the "SEC").

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

                                                   For the three months
                                                     ended December 30,
                                                   --------------------
                                                      2000      1999
                                                   ---------  ---------
                                                  (in thousands, except
                                                     per share data)
                Operations Data
--------------------------------------------------
Net revenues                                        $629,019   $586,884
Operating income before restructuring and
 capital costs (1)                                    60,018     65,750
Debt restructuring and reorganization costs           14,209          -
Loss on sale of assets                                (1,770)         -
Multicare joint venture restructuring charge               -    420,000
Depreciation and amortization                         26,926     29,118
Lease expense                                          9,405      9,527
Interest expense, net                                 34,154     52,776
Loss before income taxes, minority interest,
 equity in net loss of unconsolidated affiliates,
 and cumulative effect of accounting change          (22,906)  (445,671)
Income tax benefit                                         -     (7,280)
Loss before minority interest, equity in net
 loss of unconsolidated affiliates and cumulative
 effect of accounting change                         (22,906)  (438,391)
Minority interest                                      1,811      6,927
Equity in net loss of unconsolidated affiliates         (216)         -
Loss before cumulative effect of accounting change   (21,311)  (431,464)
Cumulative effect of accounting change (3)                 -    (10,412)
Net Loss                                             (21,311)  (441,876)
Net loss available to common shareholders (2)       ($32,811) ($450,182)


Per common share data:
  Basic and diluted
    Loss before income tax benefit, minority
     interest, equity in net loss of
     unconsolidated affiliates and cumulative
     effect of accounting change                      ($0.67)   ($10.37)
    Net loss                                          ($0.67)   ($10.62)
    Weighted average shares common stock and
     equivalents                                  48,641,194 42,390,000
_______________
(1) Capital costs include depreciation and amortization, lease expense and interest expense.
(2)  Net loss reduced by preferred stock dividends.
(3) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires start-up costs to be expensed as incurred.


                                                December 31,  December 31,
                                                ------------  ------------
                                                   2000          1999
                                                ------------  ------------
                                                  (dollars in thousands)
               Balance Sheet Data
----------------------------------------------
   Working capital                               $ 296,960     $ 301,345
   Total assets                                  3,126,691     3,546,350
   Long-term debt                                   10,359     2,242,754
   Liabilities subject to compromise             2,449,192             -
   Shareholders' equity (deficit)               ($ 279,050)    $ 187,445

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company provides fixed rate mortgage loans to operators of healthcare facilities as part of its normal operations. The Company also has mortgages and bonds payable which bear interest at fixed rates. Changes in interest rates generally affect the fair market value of the underlying fixed interest rate loans receivable or payable, but not earnings or cash flows. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for discussion of the market risk associated with these financial instruments.

     The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility and variable rate mortgages. The Company utilized interest rate cap provisions within some of its binding agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The interest rate cap provisions embedded in the basic lending agreement do not meet the criteria for separate fair value accounting under SFAS No. 133. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instrument.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows.
The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 8.45% at March 31, 2001. Assuming the Credit Facility and variable rate mortgage balances outstanding at March 31, 2001 of $67.3 million, net of $416,000 discount, remains constant, each one percentage point increase in interest rates from 8.45% at March 31, 2001 would result in an increase in interest expense for the next twelve months of approximately $673,000, based on the current interest rate terms. Amounts outstanding under the Credit Facility bear interest at 3.25% over one-month LIBOR, as determined by the percentage of the Credit Facility outstanding as compared to the borrowing base. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

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

(a)  Exhibits

     The exhibits filed with this report are listed in the exhibit index on page 26.

(b)  Reports on Form 8-K

     On January 8, 2001, ElderTrust filed a Form 8-K addressing the tentative agreements with German American Capital Corp. and Bankruptcy Court approval of agreements with Genesis and Multicare.

     On February 13, 2001, ElderTrust filed a Form 8-K addressing the completion of the restructuring of lease and loan transactions between ElderTrust and Genesis and Multicare.

     On February 13, 2001, ElderTrust filed a Form 8-K announcing the 2001 annual meeting and record date. The annual meeting will be held May 22, 2001 and the record date was March 30, 2001.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.


                                     ELDERTRUST




                                     /s/ D. Lee McCreary, Jr.
                                     -----------------------------------
                                     D. Lee McCreary, Jr.
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Treasurer
                                     and Secretary
                                     (Principal Financial and Accounting
                                     Officer)


                            EXHIBIT INDEX


Exhibit No.  	Description
-----------    --------------------------------------------------------
      10.1 	   Fourth Amendment to the Credit Facility.
      10.2	   Supplement to Fourth Amendment to Credit Facility.
      11.1	   Computation of basic and diluted loss per share for the
                   three months ended March 31, 2001 and 2000.


                                                        EXHIBIT 10.1


                  FOURTH AMENDMENT TO CREDIT AGREEMENT

                               by and among

                               ELDERTRUST,
                  a Maryland real estate investment trust,

                 ELDERTRUST OPERATING LIMITED PARTNERSHIP,
                    a Delaware limited partnership,

                             VARIOUS BANKS,

                                  and

                  GERMAN AMERICAN CAPITAL CORPORATION,
                          as Administrative Agent

                     Dated as of January 31, 2001




                   FOURTH AMENDMENT TO CREDIT AGREEMENT

     This FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Agreement"), dated as of January 31, 2001, by and among ELDERTRUST (the "REIT"), a Maryland real estate investment trust, ELDERTRUST OPERATING LIMITED PARTNERSHIP (the "Borrower"), a Delaware limited partnership, DEUTSCHE BANK AG, NEW YORK BRANCH (the "Issuing Bank"), GERMAN AMERICAN CAPITAL CORPORATION
(as the "Administrative Agent"), and GERMAN AMERICAN CAPITAL CORPORATION (as the only "Bank" under the Credit Agreement (as hereinafter defined)).

     Unless the context otherwise requires, all capitalized terms used in this Agreement shall have the respective meanings set forth herein or in that certain Credit Agreement dated as of January 30, 1998 (as amended by a First Amendment to Credit Agreement dated as of January
29, 1999 (the "First Amendment"), a Second Amendment to Credit Agreement dated as of March 31, 1999 (the "Second Amendment"), a Third Amendment to Credit Agreement dated as of January 30, 2000 (the "Third Amendment") and as it may be further amended, restated, replaced, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the REIT, the Borrower, the Issuing Bank, the Administrative Agent and the Bank.


                          W I T N E S S E T H :

     WHEREAS, the Borrower is indebted to the Administrative Agent for the benefit of the Bank under the terms and conditions of the Credit Agreement.

     WHEREAS, on November 22, 2000, the REIT, the Borrower and various affiliated entities entered into master agreements with Genesis Health Ventures, Inc. ("Genesis") and The Multicare Companies, Inc. ("Multicare") and certain of their affiliates and subsidiaries (the "Genesis Master Agreement" attached hereto as Exhibit A and the "Multicare Master Agreement" attached hereto as Exhibit B, and, collectively, the "Master Agreements") to restructure relationships between the REIT, the Borrower, Genesis, Multicare and certain of their affiliates and subsidiaries as a result of the bankruptcy cases filed by Genesis, Multicare and related entities on June 22, 2000 seeking protection under Chapter 11 of the bankruptcy laws of the United States in the U.S. Bankruptcy Court for the District of Delaware which cases are administered as Case No. 00-2494 (PJW) (the "Multicare Bankruptcy Case") and Case No. 00-2692 (JHW) (the "Genesis Bankruptcy Case," which together with the Multicare Bankruptcy Case constitute the "Bankruptcy Cases").

     WHEREAS, pursuant to the Master Agreements with Genesis and Multicare, Genesis and Multicare agreed, among other things, to transfer ownership and title to certain real property as further identified in Schedule 1 (the "Transferred Property") to the Borrower, the REIT and their Subsidiaries, and the Borrower, the REIT and certain of their Subsidiaries agreed to release certain notes and to transfer certain properties to Genesis and Multicare as further identified on
Schedule 2 (the "Released Property").

     WHEREAS, the Borrower and the REIT have requested, and the Administrative Agent, Issuing Bank and Bank have agreed, to modify the Credit Agreement in certain respects on and subject to the terms and conditions set forth herein and in that certain Master Agreement dated as of December 27, 2000 (the "Lender Agreement"), made by and among the REIT, the Borrower ET Genpar, L.L.C, ET Sub-Heritage Woods, L.L.C., ET Sub-Willowbrook, ET Sub-Rittenhouse Limited Partnership, L.L.P., ET Sub-Windsor I, L.L.C., ET Sub-Windsor II, L.L.C., ET Sub-Heritage Andover, L.L.C. (collectively, the "Subsidiary Guarantors", and together with the REIT and the Borrower, the "Obligors" ), the Issuing Bank, the Administrative Agent and the Bank (the "Secured Creditor", and together with the Administrative Agent, "DB") .

     NOW, THEREFORE, in consideration of the foregoing, the agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, it is agreed:

   1. Extension of Maturity Date. Effective on the Fourth Amendment Effective Date (as hereinafter defined in Section 7), the Maturity Date of the Loans shall be extended from June 30, 2001 to August 31, 2002.

   2. Future Borrowings. Effective on the Fourth Amendment Effective Date, future Borrowings of Loans shall not be permitted. Accordingly, in accordance with Section 2.02 of the Credit Agreement, the Borrower hereby terminates the Total Unutilized Commitment. Furthermore, from and after the Fourth Amendment Effective Date, re-Borrowings of Loans shall not be permitted.

   3. Deferred Extension Fee. On the Fourth Amendment Effective Date the REIT shall issue to the Bank a warrant exercisable at $1.70 per share for 118,750 common shares of beneficial interests of the REIT in the form attached hereto as Exhibit "C" (the "Warrant") as a deferred extension fee. In connection with the issuance of the Warrant to the Bank, the Bank represents and warrants to the REIT that (a) the Bank is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended; (b) the REIT has made available to the Bank and its advisors the opportunity to ask questions of and receive answers from the REIT concerning the terms and conditions of the Bank's investment in the Warrant and the common shares issuable upon exercise of the Warrant, and to obtain the REIT's reports, statements and other documents filed with the Securities and Exchange Commission and the REIT's declaration of trust, and any additional information, to the extent that the REIT possesses such information, or can acquire such information without unreasonable effort or expense, necessary to verify the accuracy of the information given to the Bank, or to otherwise make an informed investment decision, and the Bank has had an opportunity to consult with counsel and other advisors about its investment in the Warrant and the common shares issuable upon exercise of the Warrant, and all material documents, records and books pertaining to such investment have, on request, been made available to the Bank and its advisors; and (c) as of the date hereof, the Bank does not Beneficially Own or Constructively Own any Common Shares of the REIT (as such capitalized terms are defined in the REIT's declaration of trust).

   4. Borrowing Base.  Effective on the Fourth Amendment Effective Date,
(a) the Transferred Properties shall be classified as Borrowing Base Properties, (b) to the extent applicable, the Released Property shall not longer be considered Borrowing Base Pledged Mortgage Loans, (c) the parties acknowledge that the Borrowing Base is sufficient to support the outstanding current balance of the Loans, and (d) so long as the principal balance of the Loans does not exceed the amount set forth in this Agreement, Borrower will not be required to submit any further Borrowing Base Certificates under Section 7.01(c) of the Credit Agreement. Except as required by the Lender Agreement, the provisions of the Credit Agreement applicable to the acquisition of additional properties or the disposition of Mortgage Loans or other assets of the Borrower, the REIT or the Subsidiary Guarantors, or the modifications to any Operating Leases, as more fully described in the Master Agreements, shall not apply and have been waived. The immediately preceding sentence applies only to the transactions specifically described in the Master Agreements which transactions shall close essentially simultaneously with the closing of the transaction under this Agreement. The Administrative Agent and the Bank waive any breach of Section 9.04 resulting from any circumstances described in the Master Agreements.

   5. Montchanin. The Borrower is a lender to Senior LifeChoice, LLC ("SLC") and Senior LifeChoice of Wilmington, LLC ("SLCW") (referred to herein as the "Montchanin Loan"). Upon the sale or refinancing of the collateral securing the Montchanin Loan, the Borrower shall make a payment on the Loans in an amount equal to the amount it receives in connection with such sale or refinancing immediately after its receipt of such amounts in a simultaneous transaction. Furthermore, Borrower shall not amend, and shall not consent to any amendment to, the Montchanin Loan without the prior written consent of the Administrative Agent and shall expeditiously pursue all collection remedies if such sale or refinancing is not closed on or before February 28, 2001.

   6. Amendments to Credit Agreement. The following amendments to the Credit Agreement shall be effective on the Fourth Amendment Effective
Date:

     (a) Section 1.06. Section 1.06 of the Credit Agreement is hereby deleted in its entirety.

     (b) Section 2.03(b). Section 2.03(b) of the Credit Agreement is hereby restated in its entirety as follows:

         "At 9:00 A.M. (New York time) on August 31, 2002 (the "Maturity Date") all Loans shall be due and payable in full together with all accrued and unpaid interest, fees and other amounts due and payable hereunder."

     (c) Section 3.02(h). Section 3.02(h) of the Credit Agreement is hereby restated in its entirety as follows:

         "Commencing on February 1, 2001, and on the first Business Day of each calendar month thereafter until the Maturity Date, the Borrower shall repay the Loans in an amount equal to Free Cash Flow. If the amount in clause (ii) of the definition of Free Cash Flow (before it has been divided by three (3)) is greater than the total amount paid under the immediately preceding sentence for any calendar quarter, then Borrower shall pay such excess amount to the Administrative Agent within five days of the Borrower's filing of the applicable 10Q or 10K with the SEC. For purposes of making the calculation required in the immediately preceding sentence for the first calendar quarter of 2001 only, the amount in clause
      (ii) of the definition of Free Cash Flow shall first be multiplied by two-thirds (.667) before further calculation."

     (d) Section 8.03. Section 8.03 of the Credit Agreement is hereby restated in its entirety as follows:

         "8.03 Dividends.

         (a) The REIT shall not, and shall not permit any of its Affiliates or Subsidiaries to, authorize, declare or pay any Dividends with respect to the REIT or any of its Affiliates or Subsidiaries, except that Dividends of the amount of one hundred and ten percent (110%) of the amount required in order for the REIT to maintain its status as an entity taxed as a real estate investment trust in accordance with the written advice of counsel may be paid. All funds held for the payment of Dividends shall be held in an escrow account pending distribution to shareholders (all such Dividends, referred to herein as "Escrow Dividends").

         (b) The REIT shall, and shall cause its Subsidiaries to, deposit all Escrow Dividends with an escrow agent to be held pursuant to an escrow agreement in the form of the Escrow Agreement attached hereto as Exhibit E, and such Escrowed Dividends shall be additional security to the Bank for the full payment and satisfaction of the obligations of the REIT and the Borrower hereunder, until such funds are actually paid to the shareholder of the REIT."

     (e) Section 8.08. Section 8.08 of the Credit Agreement is hereby restated in its entirety as follows:

	"Minimum Tangible Net Worth; Minimum Net Asset Value. The REIT will not permit the Tangible Net Worth of the REIT and its Subsidiaries to be less than $70 million at any time and the REIT will not permit the Net Asset Value of the REIT and its Subsidiaries to be less than $85 million at any time."

     (f) Section 8.09. Section 8.09 of the Credit Agreement is hereby restated in its entirety as follows:

         "Total Leverage Ratio. The REIT will not permit the ratio of Consolidated Indebtedness to Book Value to exceed 65% at any time."

     (g) Section 8.10. Section 8.10 of the Credit Agreement is hereby restated in its entirety as follows:

	"Minimum Interest Coverage Ratio. The REIT will not permit the ratio of Consolidated EBITDA to Consolidated Interest Expense for the Test Period then ended to be less than 1.20:1 at any time."

     (h) Section 9.04. Section 9.04 of the Credit Agreement is hereby amended as follows:

         (i) by inserting "(A)" after "under clauses (i) or (ii) of this Section 9.04"; and

         (ii) by inserting the following after "$10,000,000" and before "; or":

           "or (B) if the conditions under clauses (i) or (ii) are created solely as a direct result of the filing of the Bankruptcy Cases or the execution and implementation of the Master
         Agreements or (C) if the conditions relate to the Indebtedness of ET Sub-Highgate, L.P. or ET Sub-Woodbridge, L.P.".

     (i) Interest Rate. The definition of "Applicable Margin" set forth in Section 10 of the Credit Agreement is hereby restated in its entirety as follows:

         "Applicable Margin" shall mean: (a) with respect to a Eurodollar Loan, 3.25%, and (b) with respect to a Base Rate Loan, 3.25%."

     (j) Free Cash Flow. The definition of "Free Cash Flow" is hereby added to the definitions in Section 10 of the Credit Agreement as follows:

         "Free Cash Flow" shall mean the greater of (i) Four Hundred and Fifty Thousand Dollars ($450,000.00) or (ii) the amount in the line labeled "Net increase (decrease) in cash and cash equivalents" in the REIT's Condensed Consolidated Statement of Cash Flows (revised to follow the form statement attached hereto as Exhibit D) as reported in the REIT's last 10Q or 10K filed with the SEC minus the amount in the same line from the REIT's immediately preceding quarterly 10Q (except there shall be no deduction from the amount in the REIT's first quarter 10Q) divided by three (3)."

   7. Effective Date; Conditions Precedent. This Agreement shall be effective on the date (the "Fourth Amendment Effective Date") upon which all of the following conditions have been satisfied:

      (a) The parties hereto shall have been executed and delivered by the Parties thereto;

      (b) The escrow agreement substantially in the form attached hereto as Exhibit E (the "Escrow Agreement") shall have executed and delivered the Escrow Agreement;

      (c) The Borrower shall have paid a non-refundable loan maturity extension fee to the Administrative Agent in the amount of $300,000 (which shall be treated as the Initial Waiver Fee under the Lender Agreement);

      (d) The Borrower shall have delivered to the Administrative Agent a certificate of an Authorized Officer of the Borrower stating that, except as (i) a result of the filing of the Bankruptcy Cases, (ii) a result of the execution and implementation of the Master Agreements, and (iii) provided on Schedule 2 hereto, no Default or Event of Default under the Credit Agreement and no Default or Event of Default under the other Credit Documents (as such terms are defined in such other Credit Documents) has occurred and is continuing as of the Fourth Amendment Effective Date. In addition, the Administrative Agent shall be satisfied that the Borrower, the REIT and its Subsidiaries are in compliance with all of their respective obligations under the terms of the Credit Agreement and the other Credit Documents;

      (e) The Borrower shall have executed and/or delivered or caused to be executed and/or delivered to the Administrative Agent such documents and instruments with respect to this Agreement and the transactions contemplated herein as the Administrative Agent may reasonably request including, without limitation, the following:

          (i) reconfirmations of the Subsidiaries Guaranty and the Parent Guaranty;

          (ii) mortgage modification agreements in recordable form, to be filed in the records where each Mortgage is filed, evidencing the maturity date extension and other aspects of this Agreement, in form and content satisfactory to the Administrative Agent;

          (iii) endorsements to the mortgagee title insurance policies insuring the liens of the Mortgages, down-dating coverage and insuring the Mortgages as modified by the mortgage modifications referred to in clause (ii) above; and

          (iv) one or more opinions of counsel to the REIT and its Subsidiaries, in form and content satisfactory to the Administrative Agent, addressing such matters as the Administrative Agent may reasonably request, including, without limitation, the enforceability of this Agreement;

     (f) The REIT and the Borrower shall have each ratified, affirmed, reaffirmed and confirmed to the Administrative Agent in writing that each of the representations, warranties, covenants and agreements made by the REIT and the Borrower in the Credit Agreement and the other Credit Documents, subject to the filing of the Bankruptcy Cases and the execution and implementation of the Master Agreements, and as further supplemented, qualified and modified hereby are true, correct and complete as of the Fourth Amendment Effective Date;

     (g) The REIT shall have delivered to the Administrative Agent an executed Warrant; and

     (h) The REIT, Subsidiaries and the Borrower shall have delivered to the Administrative Agent current certificates of good standing for each of the REIT and the Borrower issued by the Secretary of State of the states in which each entity is formed.

   8. Amendments to all Existing Loan Documents. Effective on the Fourth Amendment Effective Date, each reference in any of the Credit Documents relating to the Credit Agreement shall be a reference to the Credit Agreement as supplemented and modified hereby. In the event of any conflict between the terms of this Agreement and the terms of the Credit Agreement, the terms of this Agreement shall supersede and be controlling.

   9. Enforceable Obligations. The REIT and the Borrower hereby ratify, affirm, reaffirm, confirm, acknowledge and agree that (a) the Credit Agreement, and the other Credit Documents, as supplemented and modified by this Agreement, represent the valid, enforceable and collectible obligations of the REIT and the Borrower, and (b) the Liens, security interests, assignments and other rights evidenced by the Credit Agreement and the other Credit Documents, as supplemented and modified by this Agreement, continue uninterrupted from their original dates of execution and delivery.

  10. Payment of Expenses. The Borrower agrees to pay all costs and expenses incurred by the Administrative Agent in connection herewith including, without limitation, all recordation and filing fees, taxes and reasonable attorneys' fees and expenses.

  11. Agreement of Banks. The Administrative Agent, as of the date hereof, is the only Bank and accordingly, and notwithstanding the provisions of Section 2.03(b) of the Credit Agreement, the only consent required for the effectiveness of this Agreement is that of the Administrative Agent. The consent of the Administrative Agent shall be granted upon satisfaction of all applicable conditions precedent set forth in Section 7 of this Agreement.

  12. Limitation of Amendments. This Agreement is limited as specified and other than the specific terms and provisions contained herein shall not constitute an amendment, modification or waiver of, or otherwise affect, in any way, any other provisions of the Credit Agreement, the Notes, the Mortgages or any other Credit Documents.

  13. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

  14. Captions, etc. The use of the singular shall include the plural when the context requires and vice versa. The captions contained herein are for purposes of convenience and are not part of this Agreement.

  15. Further Assurances. The REIT and the Borrower agree to execute and deliver, or cause to be executed and delivered, to the Administrative Agent all other instruments, certificates, agreements, consents and opinions, and to take, or cause to be taken, such other actions as the Administrative Agent may reasonably require in order to accomplish, evidence or confirm the terms of this Agreement. In connection with the foregoing, the Borrower agrees to pay or provide for to the satisfaction of the Administrative Agent and Issuing Bank the payment of all costs and expenses in connection therewith, including, without limitation, all attorney's fees and expenses.

  16. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, including, without limitation, Section 5-1401 of the General Obligations Law, but otherwise without regard to conflict of law principles.

      IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed and delivered by its duly authorized representatives as of the day and year first above written.

					ELDERTRUST

                              By:   /s/ D. Lee McCreary, Jr.
                                    ----------------------------
                                    Name:
                                    Title:


					ELDERTRUST OPERATING
					LIMITED PARTNERSHIP

                              By:   ElderTrust, general partner

                              By:   /s/ D. Lee McCreary, Jr.
                                    ----------------------------
                                    Name:
                                    Title:


					GERMAN AMERICAN CAPITAL
					CORPORATION, as a Bank and as
					Administrative Agent

                              By:   /s/ Larry W. Carlson
                                    ----------------------------
                                    Name:
                                    Title:

                              By:   /s/ Peter C. Fahey
                                    ----------------------------
                                    Name:
                                    Title:


					DEUTSCHE BANK, AG, NEW YORK
					BRANCH, as Issuing Bank

                              By:    /s/ Larry W. Carlson
                                     ----------------------------
                                     Name:
                                     Title:


                              By:   /s/ Peter C. Fahey
                                    ----------------------------
                                    Name:
                                    Title:

                                EXHIBIT A

                        GENESIS MASTER AGREEMENT


                                  -9-

                               EXHIBIT B

                       MULTICARE MASTER AGREEMENT

                                 -10-

                               EXHIBIT C

                                WARRANT

                                WARRANT

THIS WARRANT AND THE COMMON SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED
(THE "ACT"), OR UNDER THE SECURITIES LAW OF ANY STATE OR OTHER JURISDICTION. SUCH WARRANTS AND SHARES HAVE BEEN ACQUIRED FOR
INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE DISTRIBUTION THEREOF. SUCH WARRANTS AND SHARES MAY NOT BE OFFERED, SOLD, PLEDGED, OR TRANSFERRED UNLESS (I) A REGISTRATION STATEMENT UNDER THE ACT IS IN EFFECT AS TO THESE SECURITIES AND SUCH OFFER, SALE, PLEDGE, OR TRANSFER IS IN COMPLIANCE WITH APPLICABLE STATE SECURITIES LAWS OR (II) THERE IS AN OPINION OF COUNSEL OR OTHER EVIDENCE, SATISFACTORY TO THE COMPANY, THAT
AN EXEMPTION THEREFROM IS AVAILABLE AND THAT SUCH OFFER, SALE, PLEDGE,
OR TRANSFER IS IN COMPLIANCE WITH APPLICABLE SECURITIES LAWS.

No. W-COMM - 01 	                  Warrant to Purchase up to 118,750
                                    Common Shares (subject to adjustment)

                    WARRANT TO PURCHASE COMMON SHARES

                                   of

                               ELDERTRUST
                      Void after December 31, 2005
   (subject to earlier termination in accordance with the terms hereof)

     This certifies that, for value received, German American Capital Corporation, or its registered assigns (the "Holder"), is entitled, subject to the terms set forth below, to purchase from ELDERTRUST, a Maryland real estate investment trust (the "Company"), up to 118,750 common shares of beneficial interest, $.01 par value per share ("Common Shares"), of the Company, upon surrender hereof, at the principal office of the Company referred to below, with the notice of exercise attached hereto duly executed, and simultaneous payment therefor in lawful money of the United States or otherwise as hereinafter provided, at the Exercise Price as set forth in Section 2 below. The number, character and Exercise Price of such Common Shares are subject to adjustment as provided below.

1. Term of Warrant. Subject to the terms and conditions set forth herein and except as provided below, this Warrant shall be exercisable, in whole or in part, during the period commencing on January 31, 2001 and ending on 5:00 p.m., Eastern Standard Time, on December 31, 2005, and shall be void thereafter.

2. Exercise Price. The exercise price (the "Exercise Price") at which this Warrant may be exercised shall be $1.70 per share. The Exercise Price shall be subject to adjustment as provided below.

3.	Exercise of Warrant.

      (a) The purchase rights represented by this Warrant are exercisable by the Holder in whole or in part at any time, or from time to time, during the period described in Section 1 above, by the surrender of this Warrant and the Notice of Exercise attached as Annex I hereto duly completed and executed on behalf of the Holder, at the principal office of the Company
(or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company), upon payment (i) in cash payable to the Company,
(ii) by wire transfer of immediately available funds, or (iii) by some combination of (i) and (ii), in each case, of the purchase price of the shares to be purchased; provided, however, that the Company shall have no obligation to issue and deliver any such shares unless and until the Company shall have obtained listing approval for such shares from the New York Stock Exchange or other exchange upon which the Common Shares are then listed or traded.

      (b) This Warrant shall be deemed to have been exercised immediately as of the date of and time of its surrender for exercise as provided above, and the person entitled to receive the Common Shares issuable upon such exercise shall be treated for all purposes as the holder of record of such shares as of such date and time. As promptly as practicable on or after such date and in any event within ten (10) days thereafter, the Company at its expense shall issue and deliver a certificate or certificates for the number of shares issuable upon such exercise to the person or persons entitled to receive the same. In the event that this Warrant is exercised in part, the Company at its expense shall execute and deliver a new Warrant of like tenor exercisable for the number of shares for which this Warrant may then be exercised.

      (c) Notwithstanding any provisions herein to the contrary, if the fair market value of one Common Share is greater than the Exercise Price (at the date of calculation as set forth below), in lieu of exercising this Warrant for cash, the Holder may elect to receive Common Shares equal to the value (as determined below) of this Warrant (or the portion hereof being cancelled) by surrender of this Warrant at the principal office of the Company together with the properly endorsed Notice of Exercise and notice of such election in which event the Company shall issue to the Holder a number of Common Shares computed using the following formula:


                             X = Y(A-B)
                                 ------
                                 A


Where 	X =	the number of Common Shares to be issued to the Holder;

            Y =	the number of Common Shares purchasable under the Warrant
                  or, if only a portion of the Warrant is being exercised, the number of Common Shares purchasable in respect of the portion hereof being cancelled (at the date of such calculation);

            A =	the fair market value of one Common Share (at the date
                  of such calculation); and

            B =	Exercise Price (as adjusted to the date of such
                  calculation).

For purposes of the above calculation, fair market value of one Common Share shall be determined by the Company's Board of Trustees in good faith; provided, however, that if a public market for the Common Shares exists at the time of such exercise, the fair market value per share shall be the average of the closing bid and asked prices of the Common Shares quoted in the Over-The-Counter Market Summary or the last reported sale price of the Common Shares or the closing price quoted on the New York Stock Exchange or on any exchange on which the Common Shares are listed, whichever is applicable, as published in the Eastern Edition of The Wall Street Journal for the five trading days prior to the date of determination of fair market value. For purposes of Rule 144 under the Securities Act, 17 CFR 230.144, the Company and the Holder agree that the exercise of this Warrant in accordance with this Section 3(c) shall be deemed to be a conversion of such portion of the Warrant, pursuant to the terms hereof, into Common Shares.

4.	No Fractional Shares or Scrip.  No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. In lieu of any fractional share to which the Holder would otherwise be entitled, the Company shall make a cash payment equal to the fair market value of a share (as determined in accordance with the provisions of the last paragraph of Section 3(c)) multiplied by such fraction.

5.	Replacement of Warrant.  On receipt of evidence reasonably
satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, on delivery of an indemnity agreement reasonably satisfactory in form and substance to the Company or, in the case of mutilation, on surrender and cancellation of this Warrant, the Company at its expense shall execute and deliver, in lieu of this Warrant, a new warrant of like tenor and amount.

6. Rights of Shareholders. Subject to Section 11 of this Warrant, until this Warrant shall have been exercised as provided herein, the Holder, as such, shall not be entitled to vote or receive distributions or be deemed the holder of Common Shares or any other securities of the Company that may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of trustees or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of shares, reclassification of shares, change of par value, or change of shares to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise.

7.	Transfer of Warrant.

      (a) Warrant Register. The Company shall maintain a register (the "Warrant Register") containing the names and addresses of the Holder or Holders. Any Holder of this Warrant or any portion thereof may change his address as shown on the Warrant Register by written notice to the Company requesting such change. Any notice or written communication required or permitted to be given to the Holder may be delivered or given by mail to such Holder as shown on the Warrant Register and at the address shown on the Warrant Register. Until this Warrant is transferred on the Warrant Register of the Company, the Company may treat the Holder as shown on the Warrant Register as the absolute owner of this Warrant for all purposes, notwithstanding any notice to the contrary.

      (b) Warrant Agent. The Company may, by written notice to the Holder, appoint an agent for the purpose of maintaining the Warrant Register referred to in Section 7(a) above, issuing the Common Shares or other securities then issuable upon the exercise of this Warrant, exchanging this Warrant, replacing this Warrant or any or all of the foregoing. Thereafter, any such registration, issuance, exchange, or replacement, as the case may be, shall be made at the office of such agent.

      (c) Transferability and Nonnegotiability of Warrant. This Warrant may not be transferred or assigned in whole or in part without compliance with all applicable federal and state securities laws by the transferor and the transferee and with the restrictions on ownership and transfer contained in the Company's declaration of trust, as the same may be amended from time to time (including the delivery of representation letters and legal opinions reasonably satisfactory to the Company, if such are requested by the Company). Subject to the provisions of this Warrant with respect to compliance with the Securities Act of 1933, as amended (the "Act") and the Company's declaration of trust, title to this Warrant may be transferred by endorsement (by the Holder executing the Assignment Form attached as Annex II hereto) and delivery in the same manner as a negotiable instrument transferable by endorsement and delivery.

      (d) Exchange of Warrant Upon a Transfer. On surrender of this Warrant for exchange, properly endorsed on the Assignment Form and subject to the provisions of this Warrant with respect to compliance with the Act and with the limitations on assignments and transfers contained in this Section 7, the Company at its expense shall issue to or on the order of the Holder a new warrant or warrants of like tenor, in the name of the Holder or as the Holder (on payment by the Holder of any applicable transfer taxes) may direct, for the number of shares issuable upon exercise hereof.

      (e) Compliance with Securities Laws and Company's Declaration of Trust. The Holder of this Warrant, by acceptance hereof, acknowledges that this Warrant and the Common Shares to be issued upon exercise hereof are being acquired solely for the Holder's own account and not as a nominee for any other party, and for investment, and that the Holder shall not offer, sell or otherwise dispose of this Warrant or any Common Shares to be issued upon exercise hereof except under circumstances that will not result in a violation of the Act or any state securities laws. Upon exercise of this Warrant, the Holder shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the Common Shares so purchased are being acquired solely for the Holder's own account and not as a nominee for any other party, for investment, and not with a view toward distribution or resale and that the issuance of such Common Shares to the Holder will not violate the restrictions on ownership and transfer contained in the Company's declaration of trust, as the same may be amended from time to time.

      (f) Restrictive Transfer Legends. The certificate(s) evidencing any Common Shares issued upon exercise of this Warrant shall bear a legend in substantially the following form (in addition to the legend set forth in Section 7.2.9 of the Company's declaration of trust, as the same may be amended from time to time):

THE COMMON SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES
LAW OF ANY STATE OR OTHER JURISDICTION.  SUCH SHARES HAVE BEEN ACQUIRED
FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE DISTRIBUTION THEREOF. SUCH SHARES MAY NOT BE OFFERED, SOLD, PLEDGED, OR TRANSFERRED UNLESS (I) A REGISTRATION STATEMENT UNDER THE ACT IS IN
EFFECT AS TO THESE SECURITIES AND SUCH OFFER, SALE, PLEDGE, OR TRANSFER
IS IN COMPLIANCE WITH APPLICABLE STATE SECURITIES LAWS OR (II) THERE IS
AN OPINION OF COUNSEL OR OTHER EVIDENCE, SATISFACTORY TO THE COMPANY,
THAT AN EXEMPTION THEREFROM IS AVAILABLE AND THAT SUCH OFFER, SALE, PLEDGE, OR TRANSFER IS IN COMPLIANCE WITH APPLICABLE SECURITIES LAWS.

8.	Reservation of Common Shares. The Company covenants that throughout the period during which this Warrant is exercisable, the Company shall reserve from its authorized and unissued Common Shares a sufficient number of shares to provide for the issuance of Common Shares upon the exercise of this Warrant. The Company further covenants that all shares that may be issued upon the exercise of rights represented by this Warrant and payment of the Exercise Price, all as set forth herein, will be free from all taxes, encumbrances, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified herein). The Company agrees that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing share certificates to execute and issue the necessary certificates for Common Shares upon the exercise of this Warrant.

9.	Notices.

      Whenever the Exercise Price or number of shares purchasable hereunder shall be adjusted pursuant to Section 11 hereof, the Company shall issue a certificate signed by its Chief Financial Officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the Exercise Price and number of shares purchasable hereunder after giving effect to such adjustment, and shall cause a copy of such certificate to be sent by facsimile or mailed by first-class mail, postage prepaid, return receipt requested, to the Holder of this Warrant.

10.	Amendments.

      (a)	Any term of this Warrant may be amended with the written
consent of the Company and the Holder. Any amendment effected in accordance with this Section 10 shall be binding upon the Holder of this Warrant, each future holder of this Warrant, and the Company.

      (b)	No waivers of, or exceptions to, any term, condition or
provision of this Warrant, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of, or exception to, any such term, condition or provision.

11.	Adjustments.  The Exercise Price and the number of shares
purchasable hereunder are subject to adjustment from time to time as follows:

11.1.	Merger, Sale of Assets, etc.  If at any time while this Warrant or any portion hereof is outstanding and unexpired, there shall be (i) a reorganization (other than a combination, reclassification, exchange or subdivision of shares otherwise provided for herein), (ii) a merger or consolidation of the Company with or into another entity in which the Company is not the surviving entity or a merger (including a reverse triangular merger) in which the Company is the surviving entity but the common shares of the Company outstanding immediately prior to the merger are converted by virtue of the merger into other property, whether in the form of securities, cash, or otherwise, or (iii) a sale or transfer of all or substantially all of the Company's properties and assets, then, as a part of such reorganization, merger, consolidation, sale or transfer, lawful provision shall be made so that the holder of this Warrant shall thereafter be entitled to receive upon exercise of this Warrant, during the period specified herein and upon payment of the Exercise Price then in effect, the number of shares of stock or other securities or property of the successor corporation resulting from such reorganization, merger, consolidation, sale or transfer that a holder of the shares deliverable upon exercise of this Warrant would have been entitled to receive in such reorganization, consolidation, merger, sale or transfer if this Warrant had been exercised immediately before such reorganization, consolidation, merger, sale or transfer, all subject to further adjustment as provided in this Section 11. The foregoing provisions of this Section 11.1 shall similarly apply to successive reorganizations, consolidations, mergers, sales and transfers and to the stock or securities of any other entity that are at the time receivable upon the exercise of this Warrant. If the per share consideration payable to the holder hereof for shares in connection with any such transaction is in a form other than cash or marketable securities, then the value of such consideration shall be determined in good faith by the Company's Board of Trustees. In all events, appropriate adjustment (as determined in good faith by the Company's Board of Trustees) shall be made in the application of the provisions of this Warrant with respect to the rights and interest of the Holder after the transaction, to the end that the provisions of this Warrant shall be applicable after that event, as near as reasonably may be, in relation to any shares or other property deliverable after that event upon exercise of this Warrant.

11.2.	Reclassification, etc.  If the Company, at any time while this
Warrant or any portion hereof remains outstanding and unexpired, by reclassification of securities or otherwise, shall change any of the securities as to which purchase rights under this Warrant exist into the same or a different number of securities of any other class or classes, this Warrant shall thereafter represent the right to acquire such number and kind of securities as would have been issuable as the result of such change with respect to the securities that were subject to the purchase rights under this Warrant immediately prior to such reclassification or other change and the Exercise Price therefor shall be appropriately adjusted, all subject to further adjustment as provided in this Section 11.

11.3.	Split, Subdivision or Combination of Shares.  If the Company at
any time while this Warrant or any portion hereof remains outstanding and unexpired, shall split, subdivide or combine the securities as to which purchase rights under this Warrant exist, into a different number of securities of the same class, the Exercise Price for such securities shall be proportionately decreased, and the number of shares of such securities for which this Warrant may be exercised shall be proportionately increased, in the case of a split or subdivision, or the Exercise Price for such securities shall be proportionately increased and the number of shares of such securities for which this Warrant may be exercised shall be proportionately decreased, in the case of a combination.

11.4.	Adjustments for Dividends in Stock or Other Securities or Property.
If at any time while this Warrant or any portion hereof remains outstanding and unexpired the holders of the securities as to which purchase rights under this Warrant exist at the time shall have received, or, on or after the record date fixed for the determination of eligible shareholders, shall have become entitled to receive, without payment therefor, other or additional stock or other securities or property (other than cash) of the Company by way of dividend, then and in each case, this Warrant shall represent the right to acquire, in addition to the number of shares of the security receivable upon exercise of this Warrant, and without payment of any additional consideration therefor, the amount of such other or additional stock or other securities or property (other than cash) of the Company that such holder would hold on the date of such exercise had it been the holder of record of the security receivable upon exercise of this Warrant on the date hereof and had thereafter, during the period from the date hereof to and including the date of such exercise, retained such shares and/or all other additional stock available by it as aforesaid during such period, giving effect to all adjustments called for during such period by the provisions of this Section 11.

12.	General.

12.1.	Governing Law.  This Warrant shall be governed by and construed according to the laws of the State of Maryland (excluding the choice of law rules thereof).

12.2.	Delays or Omissions.  No delay or omission to exercise any right, power, or remedy accruing to either party upon any breach or default under this Warrant, shall be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent, or approval of any kind or character on the part of either party of any breach or default under this Warrant, or any waiver on the part of either party of any provisions or conditions of this Warrant, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Warrant or by law or otherwise afforded to either of the parties, shall be cumulative and not alternative.

12.3.	References.  Unless the context otherwise requires, any reference to a "Section" refers to a section of this Warrant.

12.4.	Captions.  Captions of sections have been added only for convenience and shall not be deemed to be a part of this Warrant.

	IN WITNESS WHEREOF, ElderTrust has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated:  January 31, 2001

                                            ELDERTRUST


                            By:     /s/ D. Lee McCreary, Jr.
                                    -------------------------------------
                            Name:   D. Lee McCreary, Jr.
                            Title:  President and Chief Executive Officer

                                                                 ANNEX I


                            NOTICE OF EXERCISE

To: ELDERTRUST

     (1) The undersigned hereby irrevocably elects to purchase _______ Common Shares of ELDERTRUST, pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price for such shares in full.

     (2) In exercising this Warrant, the undersigned hereby confirms and acknowledges that the Common Shares are being acquired solely for the account of the undersigned and not as a nominee for any other party, and for investment, and that the undersigned shall not offer, sell or otherwise dispose of any such Common Shares except under circumstances that will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws. Further, the undersigned hereby confirms and acknowledges that the issuance of the Common Shares to the undersigned will not result in a violation of the transfer and ownership restrictions contained in the Company's declaration of trust.

     (3) Please issue a certificate or certificates representing said Common Shares, and pay any cash for any fractional share to:

        Name			Address			No. Shares







      (4) Please issue a new Warrant for the unexercised portion of the attached Warrant in the name of the undersigned and/or, if the undersigned has completed an Assignment Form in the form of Annex II to this Warrant, in such other names and amounts as is specified in such Assignment Form.

Dated: _____________________		Holder: _____________________________


                                    By:  /s/
                                         ----------------------------
                                         Name:
                                         Title:

                                                               ANNEX II

                             ASSIGNMENT FORM

     FOR VALUE RECEIVED, the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under the within Warrant, with respect to the number of Common Shares set forth below:

Name of Assignee		Address				No. of Shares









and does hereby irrevocably constitute and appoint Attorney
____________________________ to make such transfer on the books of ELDERTRUST maintained for such purpose, with full power of substitution in the premises.

     The undersigned also represents that, by assignment hereof, the Assignee acknowledges that this Warrant and the Common Shares to be issued upon exercise hereof are being acquired for investment and that the Assignee shall not offer, sell or otherwise dispose of this Warrant or any shares of stock to be issued upon exercise hereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws, and that the assignment hereof does not violate the restrictions on transfer and ownership set forth in the Company's declaration of trust. Further, the Assignee has acknowledged that upon exercise of this Warrant, the Assignee shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares so purchased are being acquired for investment and not with a view toward distribution or resale and that the issuance of such shares will not violate the restrictions on transfer and ownership set forth in the Company's declaration of trust.


Dated: _____________________		Holder: _____________________________


                                    By:  /s/
                                         ----------------------------
                                         Name:
                                         Title:

                               EXHIBIT D

              REVISED CONSOLIDATED STATEMENT OF CASH FLOWS


                                 -22-

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine months ended
                                                        September 30,
                                                     -----------------
                                                      2000       1999
                                                     -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($26,790) ($1,466)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                      4,999    5,707
    Provision for bad debts                           20,282        -
    Extraordinary loss on extinguishment of debt           -    1,296
    Non-cash separation expense from debt
     forgiveness to officer                                -    2,600
    Minority interest and equity in losses from
     unconsolidated entities                           7,644    1,778
    Net changes in assets and liabilities:
       Accounts receivable and prepaid expenses         (932)   2,735
       Accounts payable and accrued expenses             704      421
       Other                                             440     (105)
                                                      -------  -------
          Net cash provided by operating activities    6,347   12,966
                                                      -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on real estate loans receivable        -    4,247
  Capital expenditures (Not to exceed (i) $250,000
   per quarter, with the excess for each quarter
   carrying over to the next quarter within a
   particular calendar year, or (ii) $800,000 per
   year without prior approval of Lender)               (112)  (1,656)
  Proceeds from collection on advances to
   unconsolidated entities                               659      720
  Net increase in reserve funds and deposits -
   restricted cash                                      (887)  (2,610)
  Other (Not to exceed $100,00 per quarter without
   prior approval of Lender)                               -      161
                                                      -------  -------
         Net cash used in investing activities          (340)  (4,234)
                                                      -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred financing fees                    (484)  (2,004)
  Payments under Credit Facility                        (693) (23,790)
  Proceeds from mortgages payable                          -   32,695
  Payments on mortgages and bonds payable               (864) (11,218)
  Distributions to shareholders                       (4,272)  (7,885)
  Distributions to minority interests                   (327)    (562)
  Other                                                  (47)     (95)
                                                      -------  -------
         Net cash used in financing activities        (6,687)  (7,922)
                                                      -------  -------

Net increase (decrease) in cash and cash equivalents    (680)     810

                                 -23-


                               EXHIBIT E

                           ESCROW AGREEMENT

                            ESCROW AGREEMENT


     THIS ESCROW AGREEMENT (this "Agreement") dated as of January 31, 2001 (the "Effective Date"), is entered into by and among ElderTrust, a Maryland real estate investment trust (the "REIT"), ElderTrust Operating Limited Partnership, a Delaware limited partnership (the "Borrower"), First Union National Bank (the "Escrow Agent"), and German American Capital Corporation, as Administrative Agent under the Credit Agreement (as defined below) (the "Administrative Agent"). (Terms capitalized for other than grammatical purposes and not otherwise defined herein shall have the meanings set forth in the Credit Agreement, as defined below.)

                                Recitals:


     WHEREAS, the REIT, the Borrower, various lenders from time to time party thereto (the "Banks"), Deutsche Bank AG, New York Branch, as Issuing Bank, and the Administrative Agent entered into that certain Credit Agreement dated as of January 30, 1998, as amended by that certain First Amendment to Credit Agreement dated as of January 29, 1999, that certain Second Amendment to Credit Agreement dated as of March 31, 1999 and that certain Third Amendment to Credit Agreement dated as of January 3, 2000 (together with the Fourth Amendment (as defined below), the "Credit Agreement"), providing for the making of loans to the Borrower from time to time;

     WHEREAS, the REIT and the Borrower have requested, and the Administrative Agent (in its capacity as Administrative Agent and the only Bank) has agreed, to amend the Credit Agreement as specifically provided in the Fourth Amendment to Credit Agreement, a copy of which is attached hereto as Exhibit A (the "Fourth Amendment"); and

     WHEREAS, the Administrative Agent requires as a condition precedent to the execution and delivery of the Fourth Amendment by the Administrative Agent, that the Depositors execute and deliver this Agreement.

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants, promises and agreements hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Appointment of Escrow Agent. The Administrative Agent, the REIT and the Borrower hereby mutually appoint and designate the Escrow Agent to receive the Escrow Deposits (as defined below) and to hold, invest and disburse the Escrow Deposits (as defined below) pursuant to the terms and conditions set forth herein. The Escrow Agent hereby agrees to act as Escrow Agent hereunder and to hold, invest and disburse the Escrow Deposits pursuant to the terms and conditions set forth herein.

     2.  Deposit in Escrow.  Pursuant to and as contemplated by Section
8.03 of the Credit Agreement and Section 6(d) of the Fourth Amendment, the REIT shall deposit any and all funds intended by the REIT to pay Dividends (as hereinafter defined) with the Escrow Agent to be held pursuant to this Agreement (all such deposits, referred to herein as "Escrow Deposits"), and such Escrow Deposits shall be additional security to the Bank for the full payment and satisfaction of the obligations of the REIT and the Borrower under the Credit Agreement, until the Escrow Deposits are actually paid or released as provided herein. The REIT may make additional deposits to the Escrow Agent to cover any deficiencies in anticipated Dividends at any time. The term "Dividends," as used in the Credit Agreement and in this Agreement means with respect to any Person, that such Person has declared or paid a dividend or returned any equity capital to its shareholders, partners or members or authorized or made any other distribution, payment or delivery of property (other than common stock, common shares of beneficial interest or other common equity interest of such Person) or cash to its shareholders, partners or members as such, or redeemed, retired, purchased or otherwise acquired, directly or indirectly, for consideration any shares of any class of its capital stock, shares of beneficial interest or any other equity interests outstanding on or after the Effective Date
(or any options or warrants issued by such Person with respect to its capital stock, shares of beneficial interest or other equity interest), or set aside any funds for any of the foregoing purposes, or shall have permitted any of its Subsidiaries to purchase or otherwise acquire for consideration any shares of any class of the capital stock, shares of beneficial interest or any partnership or member interests of such Person outstanding on or after the Effective Date (or any options or warrants issued by such Person with respect to its capital stock, shares of beneficial interest or other equity interest). Without limiting the foregoing, "Dividends" with respect to any Person shall also include all payments made or required to be made by such Person with respect to any share appreciation rights, plans, equity incentive or achievement plans or any similar plans or setting aside of any funds for the foregoing purposes.

     3.  Investment of the Escrow Deposits.

         (a) The Escrow Deposits shall be invested by the Escrow Agent at the direction of the REIT in:
              (i) U.S. Treasury bills having maturities of 90 days or less; or
              (ii) U.S. Government Securities having maturities of one year or less; or
              (iii) Certificates of Deposit issued by a national or state bank that is a member of the FDIC and has over $100 million of capital and surplus, or commercial paper having a maturity of 120 days or less and an A-1/P-1 or comparable rating; or

              (iv) Any money market fund substantially all of which is invested in the foregoing investment categories, including any money market fund managed by the Escrow Agent or any of its affiliates. Any portion of the Escrow Deposits for which the REIT has not directed such an investment shall be invested by the Escrow Agent in an interest bearing savings account.

              (b) All assets held as Escrow Deposits shall be registered in the name of the Escrow Agent. With respect to any funds received by the Escrow Agent for deposit as Escrow Deposits or any investment instructions given in accordance with this provision and received by the Escrow Agent with respect to investment of any Escrow Deposits after one o'clock p.m., New York, New York time, the Escrow Agent shall not be required to invest such funds or to effect such investment instruction until the next day upon which banks in New York, New York are open for business.

         4. Interest. All interest or other income earned from the investment of the Escrow Deposits shall be allocable to the REIT, provided that, in the event a written notice of a default under this Agreement or the Credit Agreement has been provided to the Escrow Agent, all such interest shall be deemed to be Escrow Deposits.

         5. Procedures for Release or Payment of Escrow Deposits. The Escrow Agent shall receive, hold and invest the Escrow Deposits in accordance with the following terms and conditions:

             (a) Upon receipt by the Escrow Agent and the Administrative Agent of a written notice from the REIT, the Escrow Agent shall pay the Escrow Deposits to the transfer agent identified in the notice provided to the Escrow Agent (the "Paying Agent") in the manner described in such notice; provided that under no circumstances shall the REIT direct the Escrow Agent to pay out to the Paying Agent during any calendar year an aggregate amount of Escrow Deposits pursuant to this Section 5(a) greater than one hundred and ten percent (110%) of the amount of Dividends required, under applicable law and in accordance with the written advice of counsel to the REIT, to be paid to shareholders and unitholders in order for the REIT to maintain its status as an entity taxed as a real estate investment trust; provided further that under no circumstances shall the Escrow Agent pay the Escrow Deposits directly to the REIT.

             (b) Upon receipt by the Escrow Agent of a written notice from the Administrative Agent advising the Escrow Agent that a default has occurred under the Credit Agreement and/or other Loan Documents, the Escrow Agent shall pay the Escrow Deposits to the Administrative Agent.

             (c) Any Escrow Deposits held by the Escrow Agent and not owing to shareholders and unitholders pursuant to Section 5(a) of this Agreement, shall be paid to the Administrative Agent upon written demand. Notwithstanding anything to the contrary in this Agreement, no Escrow Deposits will be paid to the REIT or any of its Subsidiaries.

         6.  Duties of the Escrow Agent.

             (a) The Escrow Agent shall receive, hold and invest the Escrow Deposits pursuant to the terms of this Agreement. The Administrative Agent, the REIT and the Borrower agree that each will execute and deliver such instruments and documents as are furnished by the other party or parties to enable the appropriate Persons to receive those portions of the Escrow Deposits it is entitled to receive under the provisions of the Credit Agreement and this Agreement.

             (b) The Escrow Agent shall continue to hold and invest the Escrow Deposits until it receives a notice described in Section 5 of this Agreement or an order from a court of competent jurisdiction.

             (c) The Escrow Agent shall from time to time provide the Administrative Agent and the REIT with reports of any change in and/or income earned (if any) by the Escrow Deposits.

         7. Credit Document. The REIT, the Borrower, and the Administrative Agent hereby agree that this Agreement shall be deemed a Loan Document.

         8. Operations. The REIT, the Borrower and the Administrative Agent hereby agree with the Escrow Agent that:

             (a) The Escrow Agent shall have no duties or responsibilities except as expressly provided for in this Agreement.

             (b) The Escrow Agent shall not be responsible for the identity, authority or rights of any Person executing or delivering or purporting to execute or deliver this Agreement or any document or security deposited hereunder or any endorsement thereon or assignment thereof.

             (c) The Escrow Agent shall not be responsible for the sufficiency, genuineness or validity of or title to any document or security deposited or to be deposited with the Escrow Agent pursuant to this Agreement or of any endorsement thereon or assignment thereof.

             (d) The Escrow Agent may rely upon any instrument or writing believed by the Escrow Agent to be genuine and sufficient and properly presented, and shall not be liable or responsible for any action taken or omitted in accordance with the provisions thereof.

             (e) The Escrow Agent shall not be liable or responsible for any act the Escrow Agent may do or omit to do in the exercise of reasonable care.

             (f) If any property held by the Escrow Agent hereunder shall be attached, garnished or levied upon under any order of any court or the delivery thereof shall be stayed or enjoined by any order of any court, or any other order, judgment or decree shall be made or entered by any court affecting such property or any part thereof or any acts of the Escrow Agent, then the Escrow Agent shall promptly notify the REIT and the Administrative Agent (by facsimile transmission) of all relevant facts with respect thereto and is hereby authorized, in its exclusive discretion, to obey and comply with all writs, orders, judgments, or decrees so entered or issued, whether with or without jurisdiction, and, if the Escrow Agent obeys and complies with any such writ, order, judgment or decree, the Escrow Agent shall not be liable to any of the parties hereto, their successors, heirs or personal representatives or to any other Person by reason of such compliance notwithstanding such writ, order, judgment or decree being subsequently reversed, modified, annulled, set aside or vacated.

             (g) The Administrative Agent, on the one hand, and the REIT, on the other hand, jointly and severally agree to indemnify and hold the Escrow Agent harmless from any and all costs, expenses, claims, losses, liabilities and damages (including Escrow Agent's fees and reasonable attorneys' fees) that may arise out of or in connection with Escrow Agent's acting as Escrow Agent under the terms of this Agreement, except to the extent caused by the Escrow Agent's negligence or willful misconduct. This indemnification shall survive any termination of this Agreement or the provision of services by Escrow Agent hereunder.

         9. Fees and Expenses. All fees and expenses of the Escrow Agent shall be paid by the REIT. The Escrow Agent shall be compensated for its services in accordance with Schedule A attached hereto.

        10.  Dispute as to Disposition of Escrow Deposits.
        If, at any time, there shall exist any dispute between the Administrative Agent, the REIT, or the Borrower with respect to the holding or disposition of any portion of the Escrow Deposits or any other obligations of Escrow Agent hereunder, or if the parties hereto have not, within thirty (30) days of the furnishing by Escrow Agent of a notice of resignation pursuant to Section 11(h) hereof, appointed a successor Escrow Agent to act hereunder, then Escrow Agent, in its sole discretion, may, upon written notice to Administrative Agent, the REIT and the Borrower (a) suspend performance of any of its obligations (including without limitation its disbursement obligations) under this Escrow Agreement, solely with respect to that portion of the funds as to which there shall exist a dispute, until such dispute shall be resolved or until a successor escrow agent shall have been appointed (as the case may be), or petition (by means of an interpleader action or any other appropriate method) any court of competent jurisdiction in any venue convenient to Escrow Agent, for instructions with respect to such dispute, and to the extent required by law, pay into such court for holding and disposition in accordance with the instructions of such court that portion of the funds that is subject to dispute or all funds held by it constituting the Escrow Deposits, after deduction and payment to Escrow Agent of all fees and expenses (including court costs and reasonable attorneys' fees) payable to or incurred by Escrow Agent in connection with the performance of its duties and the exercise of its rights hereunder.;

provided, however, that Escrow Agent shall continue to invest the Escrow Deposits in accordance with Section 3 hereof until such time as the Escrow Deposits are deposited with the court in accordance with the foregoing provisions.

Excluding any liability arising out of the negligence or willful misconduct of Escrow Agent, Escrow Agent shall have no liability to the Administrative Agent, the REIT, or the Borrower with respect to any such disbursement into court made in accordance with the provisions of this Section 10.

        11.	Miscellaneous.

            (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, and no other Persons shall have any rights herein. No transferee, successor or assign of the REIT, the Borrower or the Administrative Agent shall have any rights hereunder until notice and evidence of each such transfer, assignment or succession has been provided to the Escrow Agent.

            (b) This Agreement may be executed and endorsed in one or more counterparts and each of such counterparts shall, for all purposes, be deemed to be an original, but all such counterparts shall together constitute one and the same instrument. Signatures sent to the other parties by facsimile transmission shall be binding as evidence of acceptance of the terms hereof by such signatory party.

            (c) The Escrow Agent agrees to hold the Escrow Deposits in a segregated and separate account outside the reach of its general creditors and acknowledges that no portion of the Escrow Deposits shall:
(i) constitute collateral for any loan made by the Escrow Agent (or any affiliate of the Escrow Agent) to the REIT, the Borrower or the Administrative Agent; or (ii) be subject to any right of offset in favor of the Escrow Agent for any obligations of the REIT, the Borrower or the Administrative Agent to the Escrow Agent.

            (d) Any notice, statement, direction or other communication which is required or permitted hereunder shall be in writing and shall be sufficient in all respects if delivered personally or by certified United States mail, postage prepaid, return receipt requested, or by facsimile (except as otherwise provided herein) or by a recognized next-day courier service as follows:

	If to the Administrative Agent:
      -------------------------------

          German American Capital Corporation
          31 West 52nd Street
          New York, New York  10019
          Fax No.:  (212) 469-5194
          Tel. No.: (212) 469-5633

     With a copy to:  (which shall not constitute notice hereunder)

		Steptoe & Johnson, LLP
		1330 Connecticut Avenue, N.W.
		Washington, D.C.  20036
		Attention:  Greg Yates
		Fax No.:  (202) 429-3902
		Tel No.:   (202) 429-3000


     If to the REIT:

		ElderTrust
		101 East State Street
		Suite 100
		Kennett Square, Pennsylvania  19348
		Attention: D. Lee McCreary, President
		Fax No:  (610) 925-4351
		Tel No.:  (610) 925-4200

     With a copy to:  (which shall not constitute notice hereunder)

		Wilmer, Cutler & Pickering
		100 Light Street, 13th Floor
		Baltimore, Maryland 21201
		Fax No.:  (410) 986-2828
		Tel No.:  (410) 986-2860

      If to the Escrow Agent:

		First Union National Bank
		123 South Broad Street, PA1249
		Philadelphia, Pennsylvania  19109
		Attention:  George Rayzis
		Fax No.:  (215) 670-6337
		Tel No.:  (215) 670-6327


The address of a party may be changed from time to time by giving notice in the manner prescribed in this paragraph. All such notices or communications will be effective (i) upon mailing or transmission, if mailed or sent by facsimile, (ii) upon receipt, if personally delivered, and (iii) on the first Business Day following the date of dispatch, if delivered by a recognized next-day courier service.

	(e)	This Agreement shall be governed by and construed in
accordance with the laws of the State of New York, including, without limitation, Section 5-1401 of the General Obligations Law, but otherwise without regard to conflict of law principles.

	(f)	Each of the parties hereto agrees to cooperate with the other parties hereto in effectuating this Agreement and to execute and deliver such further documents or instruments and to take such further actions as shall be reasonably requested in connection therewith.

	(g)	If any one or more provisions in this Agreement, for any reason, shall be determined to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of any such provision in any other respect and the remaining provisions of this Agreement shall not be in any way impaired.

      (h) The Escrow Agent may resign as such by delivering written notice to that effect at least thirty (30) days prior to effective date of such resignation to the REIT and the Administrative Agent. The REIT, the Borrower and the Administrative Agent, acting jointly, may terminate the Escrow Agent from its position as such by delivering to the Escrow Agent written notice to that effect executed by the REIT, the Borrower and the Administrative Agent at least thirty (30) days prior to the effective date of such termination. In the event of such resignation or termination of the Escrow Agent, a successor escrow agent shall be appointed by mutual agreement between the REIT, the Borrower and the Administrative Agent. From and after the appointment of a successor escrow agent pursuant to this Section 11(h), all references herein to the Escrow Agent shall be deemed to be to such successor escrow agent.

	(i)	No failure or delay on the part of any party in the exercise of any power or right hereunder shall operate as a waiver thereof. No single or partial exercise of any right or power hereunder shall operate as a waiver of such right or power or of any other right or power. The waiver by any party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any other or subsequent breach hereunder. Except as otherwise expressly provided herein, all rights and remedies existing under this Agreement are cumulative with, and not exclusive of, any rights or remedies otherwise available.

	(j)	This Agreement may be amended or supplemented only by the
written agreement of the REIT, the Borrower, the Administrative Agent and the Escrow Agent.

	(k)	This Agreement, together with the Credit Agreement and other
Loan Documents, contains the entire agreement among the parties with respect to the transactions contemplated hereby and supersedes all prior arrangements or understandings with respect thereto, written or oral.

	(l)	The captions contained in this Agreement are for reference
purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

	(m)	The rights of the parties under this Agreement are unique
and each party hereto acknowledges that the failure of a party to perform its obligations hereunder would irreparably harm the other parties hereto. Accordingly, the parties shall, in addition to such other remedies as may be available at law or in equity, have the right to enforce their rights hereunder by actions for specific performance to the extent permitted by law.

	(n)	No party shall issue any press release or undertake any
publicity concerning this Agreement or any of the transactions contemplated hereby without the prior written consent of the Administrative Agent, which consent shall not be unreasonably withheld.

                     (Signature Page to Follow)

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                    GERMAN AMERICAN CAPITAL CORPORATION

                                    By:   /s/ Larry W. Carlson
                                          ----------------------------
                                          Name:
                                          Title:


                                    ELDERTRUST

                                    By:   /s/ D. Lee McCreary, Jr.
                                          ----------------------------
                                          Name:
                                          Title:

                                    ELDERTRUST OPERATING LIMITED PARTNERSHIP

                                    BY:   ElderTrust, its general partner

                                    By:   /s/ D. Lee McCreary, Jr.
                                          ----------------------------
                                          Name:
                                          Title:

                                    FIRST UNION NATIONAL BANK

                                    By:   /s/ George J. Rayzis
                                          ----------------------------
                                          Name:
                                          Title:

                               SCHEDULE 1

               PROPERTY TRANSFERRED TO REIT AND BORROWER
                  PURSUANT TO MASTER AGREEMENT WITH
                        GENESIS AND MULTICARE



Genesis Property Transfers:


	1.  Adjacent Liberty Court Property to ET-Rittenhouse Limited
            Partnership, L.L.P.


Multicare Property Transfers:

	1.	Berkshire ALF

	2.	Sanatoga ALF

        3.      Lehigh ALF

            Additional Rittenhouse Parcel Legal Description
                        1538 - 1540 Lombard Street
                         509 -  513 South 16th Street


PREMISES 1538 Lombard Street

ALL THAT CERTAIN 3 story brick messuage or tenement and 2 story brick building and lot or piece of ground.

SITUATE on the South side of Lombard Street at the distance of 18 feet Eastward from the East side of 16th Street in the 30th Ward of the City of Philadelphia.

CONTAINING in front or breadth on the said Lombard Street 18 feet and extending of that width in length or depth Southward of the breadth 62 feet.

BOUNDED Eastward by ground of John B. Guenat and Alexander W. Johnston, Southward partly by ground of Curtis Myers and partly by an alley of the width of 20 inches in the clear laid out and opened by the said Curtis Myers, leading into and from the said 16th Street and extending in depth Eastward from the said 16th Street 22 feet Westward by ground of Elizabeth Schaffer but now or late of Elizabeth Rival and northward by Lombard Street aforesaid.

BEING KNOWN AS NO. 1538 Lombard Street.

TOGETHER with the free use and privilege of the said alley of the width of 20 inches in the clear as and for a passageway and watercourse and for the purpose of laying pipes of conduit to introduce the Schuylkill or other water at all times hereafter for the right and privilege of building over the said alley leaving at least 8 feet headway in the clear from the level of pavement thereof being excepted and reserved to said Curtis Myers his heirs and assigns.

PREMISES 1540 Lombard Street

ALL THAT CERTAIN lot or piece of ground with the 4 story brick messuage or tenement thereon erected.

SITUATE on the Southeast corner of 16th Street and Lombard Streets in the 30th Ward of the City of Philadelphia.

COMMENCING at the said corner and extending along the South side of Lombard Street Eastwardly 18 feet and extending Southwardly on a line parallel with said 16th Street 62 feet; thence Westwardly 18 feet to the east side of said 16th Street and thence Northwardly along the same 62 feet to the place of beginning.

BOUNDED on the West by the said 16th Street on the north by said Lombard Street on the East by premises now or late John and Mary Ann Rival and on the South by ground now or late of William Robinson.

BEING KNOWN AS NO.: 1540 Lombard Street.

PREMISES 509 South 16th Street

ALL THAT CERTAIN lot or piece of ground with the buildings and improvements thereon erected.

SITUATED on the East side of 16th Street at a distance of 62 feet Southward from the South side of Lombard Street in the 7th Ward of the City of Philadelphia.

CONTAINING in front or breadth on the said 16th Street 16 feet and extending of that width in length or depth Eastward 36 feet.

BEING KNOWN AS NO.: 509 South 16th Street.

TOGETHER with the free use and privilege of an alley of the width of 20 inches in the clear laid out and opened by Curtis Myers leading into and from the said 16th Street and extending in depth Eastward from the said 16th Street 22 feet as and for a passageway and watercourse and for purpose of laying pipes of conduit to introduce the Schuylkill or other water at all times hereafter forever and the right and privilege of building over the said alley leaving at least 8 feet headway in the clear from the level of pavement thereof being expected and reserved to said Curtis Myers his heirs and assigns.

PREMISES 511 South 16th Street

ALL THAT CERTAIN lot or piece of ground with the messuage or tenement thereon erected.

SITUATE on the East side of 16th Street at the distance of 18 feet Northward from the North side of Naudain Street in the 30th Ward of the City of Philadelphia.

CONTAINING in front or breadth on the said 16th Street 18 feet and extending of that width in length or depth Eastward between parallel lines at right angles to the said 16th Street 57 feet.

BEING KNOWN AS NO. 511 S. 16th Street.

PREMISES 513 South 16th Street

ALL THAT CERTAIN lot or piece of ground with the three story brick messuage or tenement thereon erected.

SITUATE on the Northeast corner of 16th and Naudain Streets in the 30th Ward of the City of Philadelphia.

CONTAINING in front or breadth on the said 16th Street 18 feet and extending of that width in length or depth between parallel lines at right angles to said 16th Street Southeastwardly 57 feet.

BEING KNOWN AS NO. 513 S. 16th Street.

AND TOGETHER WITH the said 511 and 513 S. 16th Street all that one half or Westerly side of a certain three feet wide alley, the use, privilege and easement of which was previously released and extinguished and which is described, as follows:

ALL THAT CERTAIN lot or piece of ground with the improvements thereon erected,

SITUATE on the North side of Naudain Street at a distance of Fifty-seven feet Eastwardly from the Easterly side of Sixteenth Street in the Thirtieth (formerly Seventh) Ward of the City of Philadelphia.

CONTAINING in front or breadth on the Northerly side of Naudain Street One foot Six inches and extending Northwardly of that width in length or depth between parallel lines at right angles with said Naudain Street Thirty-six feet.

Being as to Premises 1538 Lombard Street, the same premises which Felix Spector by Deed dated 3/13/97 and recorded 5/1/97 in Philadelphia County in Deed Book JTD 294 Page 25 conveyed unto Geriatric and Medical Services, Inc., a New Jersey Corporation, its successors and assigns, in fee.

Being as to Premises 1540 Lombard Street, the same premises which Edward R. Plachter and Nancie Plachter, his wife by Deed dated 12/31/1986 and recorded 2/10/1987 in Philadelphia County in Deed Book FHS 704 Page 228 conveyed unto Geriatric and Medical Services, Inc., a New Jersey Corporation, its successors and assigns, in fee.

Being as to Premises 509 South 16th Street, the same premises which Felix Spector by Deed dated 6/15/1984 and recorded 6/20/1984 in Philadelphia County in Deed Book ALO 128 Page 382 conveyed unto Geriatric & Medical Centers, Inc., a Delaware Corporation, its successors and assigns, in fee.

Being as to Premises 511 South 16th Street and 513 South 16th Street, the same premises which Joseph B. Saltz and Samuel Nemiro, Co-partners trading as Saltz and Nemiro by Deed dated 12/12/1979 and recorded 12/14/1979 in Philadelphia County in Deed Book DCC 2138 Page 324 conveyed unto Geriatric & Medical Centers, Inc. (erroneously referred to in said Deed as Geriatric and Medical Centers, Inc.), a Delaware Corporation, its successors and assigns, in fee.

AND WHEREAS, by Certificate of Amendment to Certificate of Incorporation of Geriatric & Medical Centers, Inc., dated December 22, 1992 and filed with the Office of the Secretary of State for the State of Delaware on December 31, 1992, Geriatric & Medical Centers, Inc. changed its name to Geriatric & Medical Companies, Inc.

BEING as to premises last herein described as the one half or Westerly side of a certain three feet wide alley, the same premises which was released, extinguished and therefore abandoned by Deed from William Collins Company to Alexander Singer and Jack Kulla, Co-Partners trading as Kulla & Singer, dated 10/24/1960 and recorded 10/25/1960 in Deed Book CAB 1485 page 439 and also by Deed from Jack Kulla and Alexander Singer, Co-Partners trading as Kulla and Singer to Joseph B. Saltz and Samuel Nemiro, Co-Partners trading as Saltz and Nemiro, dated 12/12/1967 and recorded 12/18/1967 in Deed Book CAD 1154 page 455.

BERKSHIRE LEGAL DESCRIPTION

ALL THAT CERTAIN tract of land situated in Exeter Township, Berks County Pennsylvania, designated as Lot 1, as shown on a Plan prepared by Bursich Associates, Inc., Pottstown, Pennsylvania, titled "Layout Plan - Berks Manor Assisted Living Facility", Job Number 942807, Drawing Number L0142807, dated April 21, 1995 and recorded in Plan Book Volume 215,
Page 35, later revised January 30, 1997, being more fully described as follows:

BEGINNING at a point on the Northerly right-of-way line of Perkiomen Avenue (S.R. 422), said point being the common corner of lands now or late Jones Development Company and the aforementioned Lot 1; thence (1) along said right-of-way North 55 degrees 45 minutes 24 seconds West, a distance of 168.50 feet to a point; thence (2) along same North 47 degrees 13 minutes 33 seconds West, a distance of 101.12 feet to a point; thence
(3) along same North 51 degrees 56 minutes 33 seconds West, a distance of
150.33 feet to a point; thence (4) along same North 58 degrees 37 minutes 09 seconds West, a distance of 100.12 feet to a point; thence (5) along same North 67 degrees 04 minutes 00 seconds West, a distance of 101.98 feet to a point; thence (6) along same North 55 degrees 45 minutes 24 seconds West, a distance of 159.72 feet to a point; thence (7) along same North 56 degrees 39 minutes 34 seconds West, a distance of 2.84 feet to a point of curvature; thence (8) along same on a curve concave to the right having a radius of 360.62 feet and an arc length of 274.90 feet to a point of tangency; thence (9) along same North 03 degrees 22 minutes 03 seconds West, a distance of 220.13 feet to a point of curvature;
thence (10) along same on a curve concave to the left having a radius of 158.00 feet and an arc length of 147.66 feet to a point of tangency; thence (11) along lands now or late William and Miriam Geiger and lands of now or late George and Patricia Rocktashel North 19 degrees 50 minutes 41 seconds East, a distance of 48.83 feet to a point; thence (12) along lands now or late Christian and Stella Wornas and Trap Road right-of-way (unopened) South 70 degrees 18 minutes 15 seconds East, a distance of
687.68 feet to a point; thence (13) along lands of now or late Berks Nursing Homes, Inc. also known as Lot 2 - Berks Manor Skilled Nursing Facility South 19 degrees 41 minutes 45 seconds West, a distance of
410.00 feet to a point; thence (14) along same South 70 degrees 18 minutes 15 seconds East, a distance of 437.42 feet to a point on a curve; thence (15) along the Jefferson Washington Drive right-of-way on a course concave to the left having a radius of 59.36 feet and an arc length of 90.89 feet to a point of tangency; thence (16) along lands now or late Matthew and Linda Sabo and lands now or late of Jones Development Company South 27 degrees 45 minutes 22 seconds West, a distance of 257.71 feet to the point and place of beginning.

CONTAINING 9.33 Acres more or less.

TOGETHER with and subject to the provision of Declaration of Cross Easements as set forth in Record Book 2573 page 29.

ALSO TOGETHER with parking on Lot 2, as reserved on Plan prepared for Berks Manor Continuing Care Community, by R. Douglas Stewart & Associates, Ltd, dated 3/8/94 and recorded in Plan Book Volume 203 Page 61.

BEING the same premises which M.N.T., Inc., a Pennsylvania Corporation by Deed dated 12/1/1992 and recorded 12/21/1992 in Berks County, in Deed Book 2373 page 866 conveyed unto Berks Nursing Homes, Inc., a Pennsylvania Corporation, in fee.

                       SANATOGA LEGAL DESCRIPTION


ALL THAT CERTAIN, tract of land situate in Lower Pottsgrove Township, Montgomery County Pennsylvania, designated as Lot 2, as shown on a plan prepared by Bursich Associates, Inc., Pottstown, Pennsylvania titled "Minor Subdivision Plan - Sanatoga Manor and Assisted Living Facility" Job No. 973141, Drawing No. FP173141, dated July 14, 1997 last revised March 31, 1998 being more fully described as follows.

BEGINNING at a point on the Westerly right of way line of Township Line
Road, Also known as Evergreen Road (S.R. 4026) said point being the common corner of lot 1 and lot 2 of the aforementioned subdivision; (1) thence along said right of way South 44 degrees, 00 minutes, 00 seconds West, a distance of 55.00 feet to a point of curvature; thence (2) along lands of now or late Donald and Linda Woodley on a curve concave to the left a radius of 30.00 feet and an arc length of 47.12 feet to a point of tangency;
(3) thence along same North 46 degrees, 00 minutes, 00 seconds west, a distance of 146.82 feet to a point; (4) thence along same North 61 degrees, 05 minutes, 00 seconds west, a distance of 29.19 feet to a point; (5) thence alone same and lands of now or late John and Georgina Duff South 44 degrees, 00 minutes, 00 seconds West, a distance of 247.98 feet to a point; (6) thence along lands now or late Ronald and Anthony Dinnocenti North 60 degrees, 27 minutes, 21 seconds West, a distance of 220.70 feet to a point curvature; (7) thence along same on a curve concave to the right having a radius of 212.68 feet and an arc length of 74.24 feet to a point of reverse curvature; (8) thence along same on a curve concave to the left having a radius of 141.86 feet and an arc length of 121.99 feet to a point of tangency; (9) thence along same North 18 degrees, 21 minutes, 54 seconds East, a distance of 370.00 feet to a point; (10) thence along same North 35 degrees, 08 minutes, 06 seconds East a distance of 85.22 feet to a point; (11) thence along lands of the aforementioned lot 1 South 54 degrees, 51 minutes, 54 seconds East a distance of 282.79 feet to a point of curvature; (12) thence along same on a curve concave to the left having a radius of 175.00 feet and an arc length of 175.97 feet to a point; (13) thence along same South 46 degrees, 00 minutes, 00 seconds East a distance of 350.13 feet to the point of beginning.

CONTAINING 4.36  acres more or less.
BEING ASSESSMENT PARCEL NO. 42-00-04952-905.

TOGETHER with the right of way and easement as set forth in Deed Book 5141 page 1429.

TOGETHER with the right of way and easement as set forth in Deed Book 5006 Page 1722.

TOGETHER with shared access easement between lots 1 & 2, as established by Minor Subdivision Plan of Sanatoga Manor and Assisted Living Facility recorded in Plan Book A-57 Page 370, being more fully described as follows:

BEGINNING at a point on the Westerly right of way line of Township Line Road, also known as Evergreen Road (S.R. 4026) said point being the common corner of Lot 1 and Lot 2 of the aforementioned subdivision; thence from said point North 46 degrees 00 minutes 00 seconds West, a distance of 350.13 feet to a point of curvature; thence by a curve to the right having a radius of 175.00 feet and an arc length of 175.97 feet to a point, said point being the point of terminus.

BEING part of the same premises which Ronald Dinnocenti and Anthony Dinnocenti by Deed dated May 13, 1992 and recorded in Montgomery County, in Deed Book 5006 page 1720 conveyed unto Delm Nursing, Inc., a
Pennsylvania Corporation, in fee.

ALSO BEING part of the same premises which Ronald Dinnocenti and Angeline Dinnocenti, his wife and Anthony Dinnocenti by deed dated 7/28/1995 and recorded 9/13/1995, in Montgomery County in Deed Book 5125 page 695 conveyed unto Delm Nursing, Inc. a Pennsylvania Corporation, in fee.

                        LEHIGH LEGAL DESCRIPTION

ALL THAT CERTAIN tract of land situate in the Lower Macungie Township, Lehigh County, Pennsylvania designated as 1680 Spring Creek Road, as shown on a Plan prepared by Bursich Associates, Inc., Pottstown, Pennsylvania titled "Layout Plan - Lehigh Manor Assisted Living Facility" Job Number 942811, Drawing Number L01428111, dated 3/21/95, and recorded in Plan Book 33, Page 86, on July 25, 1996, later revised, June 20, 1996, being more fully described as follows:

BEGINNING at a point on the Westerly right of way line of Spring Creek Road (S.R. 3001) said point being the common corner of said lands known as 1680 Spring Creek Road and lands known as 1718 Spring Creek Road (Lehigh Manor Skilled Nursing Facility); thence (1) along said right of way South 40 degrees 02 minutes 20 seconds West, a distance of 148.76 feet to a point; thence (2) along same South 42 degrees 08 minutes 35 seconds West, a distance of 65.39 feet to a point of curvature; thence
(3) along same on a curve concave to the right having a radius of 80.00 feet and an arc length of 93.33 feet to a point of tangency; thence (4) along same South 18 degrees 59 minutes 06 seconds West, a distance of
15.01 feet to a point; thence (5) along same North 71 degrees 00 minutes 54 seconds West, a distance of 161.47 feet to a point on a curve; thence
(6) along the future collector road right of way on a curve concave to the left having a radius of 440.00 feet and an arc length of 123.59 feet to a point of tangency; thence (7) along same North 37 degrees 00 minutes 54 seconds West, a distance of 221.05 feet to a point of curvature; thence (8) along same on a curve concave to the left having a radius of
540.00 feet and an arc length of 337.52 feet to a point of tangency; thence (9) along same North 72 degrees 49 minutes 39 seconds West, a distance of 299.36 feet to a point; thence (10) along lands of now or late Charles and Crystal Danweber North 18 degrees 59 minutes 06 seconds East, a distance of 445.84 feet to a point; thence (11) along same South 71 degrees 00 minutes 54 seconds East, a distance of 563.88 feet to a point; thence (12) along the aforementioned lands of 1718 Spring Creek Road (Lehigh Manor Skilled Nursing Facility) South 18 degrees 59 minutes 06 seconds West, a distance of 368.95 feet to a point; thence (13) along same South 26 degrees 00 minutes 54 seconds East, a distance of 145.78 feet to a point; thence (14) along same South 71 degrees 00 minutes 54 seconds East, a distance of 540.21 feet to the point of beginning.

CONTAINING 8.47 acres more or less.

TOGETHER with an access easement granted in favor of Lot 2 owner over Lot 1, as shown on a Subdivision Plan prepared by R. Douglas Stewart
& Associates, and recorded in Plan Book 9, Page 364, of Official Records of Lehigh County, on September 14, 1994.

BEING a part of the same premises which Charles J. Danweber and wife, by Deed dated 4/27/1993 and recorded in Lehigh County in Deed Book 1505 page 506 granted and conveyed unto Lehigh Nursing Homes, Inc., in fee.

                              SCHEDULE 2

           PROPERTY TRANSFERRED OR RELEASED BY REIT AND BORROWER
                   PURSUANT TO MASTER AGREEMENT TO
                        GENESIS AND MULTICARE


Property Transferred to Genesis

	1.	Windsor Property from ET-Windsor I, L.L.C. and ET-Windsor
            II, L.L.C.


Property Released to Multicare

	1.	Note from Berks Nursing Homes Inc.

	2.	Note from Lehigh Nursing Homes, Inc.

	3.	Note from Delm Nursing, Inc.



                                                       EXHIBIT 10.2



           SUPPLEMENT TO FOURTH AMENDMENT TO CREDIT AGREEMENT

                               by and among

                                ELDERTRUST,
                a Maryland real estate investment trust,

                ELDERTRUST OPERATING LIMITED PARTNERSHIP,
                    a Delaware limited partnership,

                              VARIOUS BANKS,

                                   and

                  GERMAN AMERICAN CAPITAL CORPORATION,
                         as Administrative Agent

                       Dated as of March 30, 2001



          SUPPLEMENT TO FOURTH AMENDMENT TO CREDIT AGREEMENT

     This SUPPLEMENT TO FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Supplement"), dated as of March 30, 2001, by and among ELDERTRUST (the "REIT"), a Maryland real estate investment trust, ELDERTRUST OPERATING LIMITED PARTNERSHIP (the "Borrower"), a Delaware limited partnership, DEUTSCHE BANK AG, NEW YORK BRANCH (the "Issuing Bank"), GERMAN AMERICAN CAPITAL CORPORATION (as the "Administrative Agent"), and GERMAN AMERICAN CAPITAL CORPORATION (as the only "Bank" under the Credit Agreement (as hereinafter defined)).

     Unless the context otherwise requires, all capitalized terms used in this Supplement shall have the respective meanings set forth herein or in that certain Credit Agreement dated as of January 30, 1998 (as amended by a First Amendment to Credit Agreement dated as of January
29, 1999 (the "First Amendment"), a Second Amendment to Credit Agreement dated as of March 31, 1999 (the "Second Amendment"), a Third Amendment to Credit Agreement dated as of January 30, 2000 (the "Third Amendment"), a Fourth Amendment to Credit Agreement dated as of January 31, 2001
(the "Fourth Amendment") and as it may be further amended, restated, replaced, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the REIT, the Borrower, the Issuing Bank, the Administrative Agent and the Bank.


                          W I T N E S S E T H :
                          _____________________


     WHEREAS, the Borrower is indebted to the Administrative Agent for the benefit of the Bank under the terms and conditions of the Credit Agreement.

     WHEREAS, the Borrower, REIT, Administrative Agent, Issuing Bank and Bank have agreed that Section 6(d) of the Fourth Amendment to Credit Agreement should be clarified to more specifically reflect the intent of the parties.

     NOW, THEREFORE, in consideration of the foregoing, the agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, it is agreed:

   1. Amendments to Credit Agreement. The following amendment to the Credit Agreement shall be effective on the Fourth Amendment Effective
Date:

      (a) Section 8.03. Section 8.03 of the Credit Agreement is hereby restated in its entirety as follows:

    8.03  Dividends.

    (a) Except for Dividends in the amount of one hundred ten percent (110%) of the amount required in order for the REIT to maintain its status as an entity taxed as a real estate investment trust in accordance with the written advice of counsel, the REIT shall not, and shall not permit any of its Affiliates or Subsidiaries to, authorize, declare or pay Dividends, except that (i) any Subsidiary of the Borrower may pay cash Dividends to the Borrower or to a wholly-owned Subsidiary of the Borrower, (ii) any non-wholly-owned Subsidiary of the Borrower may pay cash Dividends to its shareholders, partners or other equity holders generally so long as (x) the Borrower or its respective Subsidiary which owns the equity interest or interests in the Subsidiary paying such Dividends receives at least its proportionate share thereof (based upon its relative holdings of equity interest in the Subsidiary paying such Dividends and taking into account the relative preferences, if any, of the various classes of equity interest in such Subsidiary, and (y) no Dividends may be paid by any non wholly-owned Subsidiary of the Borrower (other than ET Capital Corp.) at any time that any intercompany loans are outstanding to such Subsidiary, and (iii) so long as not Default or Event of Default then exists that would result therefrom, the Borrow may pay cash Dividends to the REIT.

   2. Agreement of Banks. The Administrative Agent, as of the date hereof, is the only Bank and accordingly, and notwithstanding the provisions of Section 2.03(b) of the Credit Agreement, the only consent required for the effectiveness of this Supplement is that of the Administrative Agent.

   3. Limitation of Amendments. This Supplement is limited as specified and other than the specific terms and provisions contained herein shall not constitute an amendment, modification or waiver of, or otherwise affect, in any way, any other provisions of the Credit Agreement, the Notes, the Mortgages or any other Credit Documents.

   4. Counterparts. This Supplement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

   5. Governing Law. This Supplement shall be governed by and construed in accordance with the laws of the State of New York, including, without limitation, Section 5-1401


[Intentionally Left Blank]
of the General Obligations Law, but otherwise without regard to conflict of law principles.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Supplement to be duly executed and delivered by its duly authorized representatives as of the day and year first above written.

                                    ELDERTRUST

                                    By:   /s/ D. Lee McCreary, Jr.
                                          ----------------------------
                                          Name:
                                          Title:


                                    ELDERTRUST OPERATING
                                    LIMITED PARTNERSHIP

                                    By:   ElderTrust, general partner

                                    By:   /s/ D. Lee McCreary, Jr.
                                          ----------------------------
                                          Name:
                                          Title:

                                    GERMAN AMERICAN CAPITAL
                                    CORPORATION, as a Bank and as
                                    Administrative Agent

                                    By:   /s/ Larry W. Carlson
                                          ----------------------------
                                          Name:
                                          Title:

                                    By:   /s/ Peter C. Fahey
                                          ----------------------------
                                          Name:
                                          Title:


                                    DEUTSCHE BANK, AG, NEW YORK
                                    BRANCH, as Issuing Bank

                                    By:  /s/ Larry W. Carlson
                                         ----------------------------
                                          Name:
                                          Title:

                                    By:  /s/ Peter C. Fahey
                                         ----------------------------
                                          Name:
                                          Title:

                                                          EXHIBIT 11.1


             COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE FOR
                THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:


                                              For the three months ended
                                                     March 31,
                                              --------------------------
                                                  2001          2000
                                              --------------------------
                                                (amounts in thousands)

Net income (loss) available for common
 shareholders                                     ($931)        $516
                                              ============  ============

Weighted average common shares outstanding
 used in calculating basic and diluted net
 income (loss) per common share                   7,119        7,119
                                              ============  ============


Basic and diluted net income (loss) per
 common share                                    ($0.13)       $0.07
                                              ============  ============