Form 10-Q
period 2001-06-30
ELDERTRUST
filed 2001-08-14
CIK 1043236

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q
(Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

                                     or

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
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)            Identification Number)


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

                     	Yes    X    	 No
                            ------           ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                         Outstanding at August 14, 2001
------------------------------       --------------------------------
  Common shares of beneficial                    7,119,000
interest $0.01 par value per share








                              ELDERTRUST
                              FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 2001

                           TABLE OF CONTENTS




PART I:    FINANCIAL INFORMATION                                 Page
                                                                 ------

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June
          30, 2001 and December 31, 2000                            1

     Condensed Consolidated Statements of Operations for
          the three and six months ended June 30, 2001 and 2000     2

     Condensed Consolidated Statement of Cash Flows for
           the six months ended June 30, 2001 and 2000              3

     Notes to Unaudited Condensed Consolidated Financial
           Statements.                                              4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations	                   10

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                             23

PART II:   OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities                         23

  Item 4.  Submission of Matters to a Vote of Security Holders     24

  Item 6.  Exhibits and Reports on Form 8-K                        24

SIGNATURES                                                         25

EXHIBIT INDEX                                                      26



                                 i








                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             ELDERTRUST
                CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands, except share and per share amounts)

                                                June 30,  December 31,
                                                  2001        2000
                                              (unaudited)
                                         --------------------------------
                        ASSETS

Assets:
  Real estate properties, at cost                 $160,216     $148,939
  Less - accumulated depreciation                  (16,867)     (14,085)
  Land                                              16,358       14,950
                                               ------------ ------------
    Net real estate properties                     159,707      149,804

  Properties held for sale, net of impairment
    allowance of $1,467 and $1,433, respectively     9,695       11,365
  Real estate loans receivable, net of allowance
    of $39 and $7,087, respectively                 21,659       41,559
  Cash and cash equivalents                          3,936        3,105
  Restricted cash                                    9,309        8,409
  Accounts receivable, net of allowance of $399
    and $1,247, respectively                           834        1,466
  Accounts receivable from unconsolidated entities   1,809        1,905
  Prepaid expenses                                     542          483
  Investment in and advances to unconsolidated
    entities, net of allowance of $1,617 and
    $1,466, respectively                            25,281       18,137
  Other assets, net of accumulated amortization
    and depreciation of $3,159 and $2,840,
    respectively                                       813        1,454
                                               ------------ ------------
                                                  $233,585     $237,687
                                               ============ ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank credit facility                             $36,015      $38,720
  Accounts payable and accrued expenses              1,246        1,613
  Accounts payable to unconsolidated entities           11           12
  Mortgages and bonds payable                      107,338      107,932
  Notes payable to unconsolidated entities             980        1,015
  Other liabilities                                  3,732        3,639
                                                ------------ ------------
       Total liabilities                           149,322      152,931
                                                ------------ ------------

Minority interest                                    4,573        4,657

Shareholders' equity:
  Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                  -            -
  Common shares, $.01 par value; 100,000,000
  shares authorized; 7,119,000 shares issued
    and outstanding                                     71           71
  Capital in excess of par value                   120,580      120,377
  Deficit                                          (40,961)     (40,349)
                                                ------------ ------------
Total shareholders' equity                          79,690       80,099
                                                ------------ ------------
Total liabilities and shareholders' equity        $233,585     $237,687
                                                ============ ============


                See accompanying notes to unaudited condensed
                    consolidated financial statements.

                               ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                 (in thousands, except per share amounts)

                                For the three months For the six months
                                    ended June 30,    ended June 30,
                                     2001     2000     2001     2000
                                -------------------- ------------------
Revenues:
  Rental revenues                   $4,668   $4,686   $9,354   $9,366
  Interest, net of amortization
   of deferred loan origination
   costs                               730      991    1,531    2,310
  Interest from unconsolidated
   equity investees                    930      764    1,796    1,711
  Other income                          64       60      115      118
                                  -------- -------- -------- --------
   Total revenues                    6,392    6,501   12,796   13,505

Expenses:
  Property operating expenses          298      314      590      608
  Interest expense, including
   amortization of deferred
   finance costs                     3,038    3,500    6,405    6,887
  Depreciation                       1,412    1,487    2,792    2,941
  General and administrative           555    1,365    1,930    2,012
  Loss on impairment of long-
   lived assets                        450        -        -        -
  Bad debt expense                      14   20,267       28   20,267
                                   -------- -------- -------- --------
   Total expenses                    5,317   26,933   12,195   32,715
                                   -------- -------- -------- --------

Net income (loss) before equity
 in losses of unconsolidated
 entities and minority interest      1,075  (20,432)     601  (19,210)

Equity in losses of unconsolidated
 entities, net                        (735)  (8,216)  (1,240)  (8,882)
Minority interest                      (21)   1,926       27    1,886
                                   -------- --------- -------- --------

Net income (loss)                     $319 ($26,722)   ($612)($26,206)
                                   ======== ========= ======== ========

Basic weighted average number of
 common shares outstanding           7,119    7,119    7,119    7,119
                                   ======== ========= ======== ========

Net income (loss) per share - basic  $0.04   ($3.75)  ($0.09)  ($3.68)
                                   ======== ========= ======== ========

Diluted weighted average number
 of common shares outstanding        7,537    7,119    7,119    7,119
                                   ======== ========= ======== ========

Net income (loss) per share
 - diluted                           $0.04   ($3.75)  ($0.09)  ($3.68)
                                   ======== ========= ======== ========


              See accompanying notes to unaudited condensed
                   consolidated financial statements.

                               ELDERTRUST
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (in thousands)

                                                      Six months ended
                                                          June 30,
                                                      -----------------
                                                         2001    2000
                                                      -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              ($612) ($26,206)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                      3,224     3,377
     Bad debt expense                                      28    20,267
     Loss on impairment of long-lived assets              450         -
     Minority interest and equity in losses from
      unconsolidated entities                           1,213     6,996
     Net changes in assets and liabilities:
        Accounts receivable and prepaid expenses          669      (241)
        Accounts payable and accrued expenses            (368)      (69)
        Other                                             114       476
                                                      -------- --------
          Net cash provided by operating activities     4,718     4,600

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (37)      (93)
  Proceeds from collection on advances to
   unconsolidated entities                                 88       620
  Net increase in reserve funds and deposits -
   restricted cash                                       (900)     (479)
  Other                                                   (30)        -
                                                      -------- --------
          Net cash provided (used) in investing
             activities                                  (879)      48
                                                      -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred financing fees                        -      (488)
  Principal payments under Bank Credit Facility        (2,362)     (521)
  Principal payments on mortgages and bonds payable      (593)     (545)
  Purchase of partnership units                           (18)        -
  Distributions to shareholders                             -    (4,272)
  Distributions to minority interests                       -      (327)
  Other                                                   (35)      (31)
                                                      -------- --------
          Net cash used in financing activities        (3,008)   (6,184)

Net increase (decrease) in cash and cash equivalents      831    (1,536)
Cash and cash equivalents, beginning of period          3,105     3,605
                                                      -------- --------
Cash and cash equivalents, end of period               $3,936    $2,069
                                                      ======== ========

Supplemental cash flow information:
Cash paid for interest                                 $6,080   $6,738
                                                      ======== ========


             See accompanying notes to unaudited condensed
                   consolidated financial statements.

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying interim unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") do not include all of the footnote disclosures required for a complete presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements for the interim periods presented have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2001.

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

2.  Certain Significant Risks and Uncertainties

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan
Restructurings

     Approximately 71% of the Company's consolidated assets at June 30, 2001 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. ("Genesis") or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting
("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $4.0 million in the second quarter of 2001 and $8.1 million for the six months ended June 30, 2001. In addition, the Company's equity investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations. As well as revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     On June 22, 2000, Genesis, the Company's principal tenant, and The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis ("Multicare"), filed for protection under Chapter 11 of the United States Bankruptcy Code. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. On January 4, 2001, agreements negotiated in the prior year between the Company, Genesis and Multicare and Genesis and Multicare's major creditors were approved by the U.S. Bankruptcy Court and were consummated on January 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the principal terms of these agreements.

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
             CONSOLIDATED FINANCIAL STATEMENTS (consolidated)

     On June 5, 2001, Genesis and Multicare filed a joint plan of reorganization with the U.S. Bankruptcy Court. This plan was revised and re-filed on July 3, 2001. The revised plan calls for Multicare to become a wholly-owned subsidiary of Genesis. Additionally, the revised plan provides for the issuance of notes and common and preferred stock. The revised plan has been endorsed by both Genesis and Multicare's senior bank lenders and the official statutory committees of unsecured creditors. Approval of the revised reorganization plan by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy.

     The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K for the year ended September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each company's ability to continue as a going concern is dependent upon, among other things, approval of the plan of reorganization, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although we are hopeful Genesis and Multicare will emerge from bankruptcy and continue to make lease and loan payments to us, there can be no assurance that this will occur. Any failure of Genesis and Multicare to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis and Multicare.

Liquidity

     The Company has a working capital deficit of $26.2 million at June 30, 2001, resulting primarily from the classification of approximately $25.5 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements and the bankruptcy filing by Genesis. If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
             CONSOLIDATED FINANCIAL STATEMENTS (consolidated)

3.  Real Estate Loans Receivable

The following is a summary of real estate loans receivable (dollars in thousands):

                                 Stated    Scheduled   Balance at  Balance at
                                 Type of    Interest   Maturity     June 30,  December 31,
           Property                Loan        Rate      Date        2001        2000
-------------------------------- --------- -----------------------------------------------
Harbor Place    Melbourne, FL    Term          10.0%     5/2002    $ 4,828    $ 4,828
Mifflin         Shillington, PA  Term           9.5%     6/2002      2,474      5,164 (1)
Coquina Place   Ormond Beach, FL Term           9.5%     6/2002      1,400      4,577 (1)
Lehigh          Macungie, PA     Term          10.5%     6/2000          -      6,665 (2)
Berkshire       Reading, PA      Term          10.5%     6/2000          -      6,167 (2)
Oaks            Wyncote, PA      Construction   9.0%     6/2002      3,500      5,033 (1)
Montchanin      Wilmington, DE   Construction  10.5%     8/2000      9,496      9,496
Sanatoga        Pottstown, PA    Construction  10.5%     1/2001          -      6,716 (2)
                                                                  ---------  ------------
                                                                    21,698     48,646
Allowance for credit losses                                           (39)     (7,087)
                                                                 ---------  ------------
                                                                  $ 21,659   $ 41,559
                                                                 =========  ============

<F1>
(1) Under the terms of the restructuring agreement with Genesis, these loans receivable have been reduced.
<F2>
(2) Title of property passed to company affiliates at January 31, 2001 under the restructuring with Genesis.

     The Company had one term loan in the amount of $4.8 million, with an original annual interest rate of 9.5%, secured by the Harbor Place facility. On January 31, 2001, under the restructuring of the relationships between ElderTrust and Genesis, the Company extended the term of the loan until May 31, 2002, for a fee of $24,000 which was paid on January 31, 2001. The Company also increased the interest rate to 10.0% per annum. Principal payments will be made monthly to the extent of one half of excess cash flow of the property, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures.

     The loan secured by the Montchanin facility is in default. The Company is charging the borrower the default interest rate of 3% above the stated interest rate of 10.5%. This loan matured in August 2000 and has not been re-paid. The Company has begun collection proceedings. The Company has the option to purchase this facility for $13.0 million.

     In July 2001, the Company was notified that the primary debtor of the Montchanin property, Senior Life Choice of Wilmington, LLC ("SLC"), entered into a purchase and sale agreement, with a third-party, to sell the Montchanin property for approximately $10.0 million. If the sale of the Montchanin property is completed by SLC, the proceeds to the Company from the repayment of the SLC mortgage loan will be used to pay down the Company's Bank Credit Facility. The sale is expected to close during the third quarter of 2001.

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
             CONSOLIDATED FINANCIAL STATEMENTS (consolidated)

4.  Properties Held for Sale

     In April 2001, the Company executed a letter of intent to sell the Woodbridge assisted living facility. The Company owns through ElderTrust Operating Limited Partnership 100% of the partnership interests in ET Sub-Woodbridge, L.P., whose sole asset consists of the Woodbridge assisted living facility, located in Kimberton, Pennsylvania. During the second quarter of 2001, the letter of intent was terminated due to the contractual differences between the Company and the purchaser. This property is classified as held for sale. After adjusting for impairment losses of $1.5 million, the property has a net carrying value of $9.7 million as of June 30, 2001. The Company is currently actively marketing the Woodbridge assisted living facility for sale.

5.  Investments in Unconsolidated Entities

     The Company's equity investees represent entities in which the controlling interests are owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting.

     Summary unaudited combined financial information as of and for the six month period ended June 30, 2001 for these unconsolidated entities is as follows (dollars in thousands):

                            ET Sub-      ET    ET Sub-    ET Sub-
                           Meridian,  Capital   Cabot    Cleveland
                              LLP      Corp.  Park, LLC Circle, LLC Total
                          -----------------------------------------------
Current assets               $1,113     $185      $92       $141   $1,531
Real estate properties (1)  101,278        -   16,275     13,436  130,989
Notes receivable                  -    4,239        -          -    4,239
Other assets                      -        -      548        519    1,067
Total assets                102,391    4,694   16,916     14,096  138,097
Current liabilities           2,418      385      592        651    4,046
Long-term debt (2)          104,840    9,144   16,606     13,365  143,955
Total deficit                (6,575)  (4,835)    (552)      (146) (12,108)
Rental revenue                4,900        -      833        738    6,471
Interest income                  58      962       14         14    1,048
Interest expense              4,121      260      676        516    5,573
Depreciation/amortization     1,756        -      280        231    2,267
Bad debt expense                 47      743        -          -      790
Net income (loss)            (1,000)    (120)    (125)       (12)  (1,257)
Percent ownership              99%       95%      99%         99%
 _______________
(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
             CONSOLIDATED FINANCIAL STATEMENTS (consolidated)

6.  Bank Credit Facility

     Effective January 31, 2001, the Bank Credit Facility was extended to August 31, 2002 and the covenants amended to cure the then existing covenant violations. As a result of this extension the Company is (i) prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and (iii) is prevented from paying distributions to shareholders in excess of 110% of that amount required to maintain the Company's REIT status under the tax laws.

     The amounts outstanding under the Bank Credit Facility bear interest at a floating rate 3.25% over one-month LIBOR, or 7.31% at June 30, 2001.

     The Bank Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio.
The Company's owned properties and properties underlying loans receivable with an aggregate cost basis of $63.1 million are included in the Bank
Credit Facility borrowing base and pledged as collateral at June 30, 2001.

      7.  Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                              For the three months   For the six months
                                 ended June 30,        ended June 30,
                              --------------------  --------------------
                                 2001     2000         2001     2000
                              ---------  ---------  ---------  ---------
Basic income (loss) per share:
------------------------------
  Net income (loss)               $319   ($26,722)    ($612)  ($26,206)

  Weighted average common
    shares outstanding           7,119      7,119     7,119      7,119
                               ========= =========  ========= =========

  Basic net income (loss)
    per share                    $0.04     ($3.75)   ($0.09)    ($3.68)
                               ========= =========  ========= =========

Diluted loss per share:
------------------------------
  Net income (loss)               $319   ($26,722)    ($612)  ($26,206)

  Weighted average common
    shares outstanding           7,119      7,119     7,119      7,119

  Common stock equivalents -
    stock options & warrants       418          -         -          -
                               --------- ---------  --------- ---------

  Total weighted average
    number of diluted shares     7,537      7,119      7,119     7,119
                               ========= =========  ========= =========

  Diluted net income (loss)
    per share                    $0.04     ($3.75)    ($0.09)   ($3.68)
                               ========= =========  ========= =========

                               ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
             CONSOLIDATED FINANCIAL STATEMENTS (consolidated)

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share since they are redeemable for cash at the Company's discretion.

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

     On January 12, 2001, the NYSE notified the Company that, based upon plan accomplishments to date and short-term stock price and market capitalization improvement through January 11, 2001, the Company met the continued listing criteria and that the NYSE was prepared to continue the Company's listing subject to review and continued compliance with the continued listing criteria and plan performance over an eighteen-month period ending February 10, 2002. The Company is in compliance with the NYSE continued listing criteria as of June 30, 2001.

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

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

   * the ability of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, and The Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis ("Multicare"), to continue making loan and lease payments to the Company;
   * the outcome of the Genesis and Multicare bankruptcy proceedings, including the approval of the revised joint plan of reorganization as filed on July 3, 2001;
   * the Company's ability to further extend or refinance its Bank Credit Facility when it matures in August 2002;
   *   fluctuation of interest rates;
   *   availability, terms and use of capital;
   *   general economic, business and regulatory conditions;
   *   federal and state government regulation;
   * changes in Medicare and Medicaid reimbursement programs; and competition.

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

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2001, skilled nursing, assisted and independent living facilities comprised approximately 89% of the Company's consolidated investments in real estate properties and loans. Approximately 71% of the Company's consolidated assets at June 30, 2001 consisted of real estate properties leased to or managed by subsidiaries of Genesis and loans on real estate properties made to consolidated and unconsolidated subsidiaries of Genesis or Multicare.

     A significant portion of the Company's revenues are currently derived from rents received under long-term leases of healthcare-related real estate. The Company has incurred operating and administrative expenses, which principally consist of compensation expense for its executive officers and other employees, office rental and related occupancy costs.

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries have been prepared assuming the Company will continue as a going concern. As previously discussed, Genesis, the Company's principal tenant, and Multicare have filed for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. In addition, the Company has a working capital deficit of $26.2 million at June 30, 2001, resulting primarily from the classification of approximately $25.5 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements, and the bankruptcy filing by Genesis. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults. See Note 2 to consolidated financial statements.

     Revenues recorded by the Company for the three months ended June 30, 2001 in connection with leases and loans to Genesis and Multicare totaled $4.0 million, or 63% of the Company's total revenues, and $8.1 million, or 64% of the Company's total revenues for the six months ended June 30, 2001. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.2 million for the three months ended June 30, 2001, and $6.5 million for the six months ended June 30, 2001, from these properties.

     As a result of these relationships, the Company's revenues and it's ability to meet it's obligations depends, in significant part, upon the:

   * ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

   * revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     Included in the Company's consolidated assets at June 30, 2001 are $12.2 million in loans to wholly-owned subsidiaries of Genesis. These loans are secured by real estate and are 100% guaranteed by Genesis. The loans have a weighted average interest rate of 9.6%.

     On January 4, 2001, agreements negotiated in the prior year between the Company, Genesis and Multicare and Genesis and Multicare's major creditors were approved by the U.S. Bankruptcy Court. These agreements were consummated on January 31, 2001. Assuming that Genesis and Multicare successfully emerge from bankruptcy, these agreements resolve differences between the parties resulting from the bankruptcy filings.

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

     Under the terms of the agreement with Multicare, ElderTrust acquired three properties secured by three loans with outstanding principal amounts totaling approximately $19.5 million, and having a net book value of $12.5 million at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. ElderTrust had no other transactions with this entity.

     On June 5, 2001, Genesis and Multicare filed a joint plan of reorganization with the U.S. Bankruptcy Court. This plan was revised and re-filed on July 3, 2001. A significant plan component calls for Multicare to become a wholly-owned subsidiary of Genesis. Additionally, the plan provides for the issuance of notes and common and preferred stock. The revised plan has been endorsed by both Genesis and Multicare's senior bank lenders and the official statutory committees of unsecured creditors. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court. Approval of the revised reorganization plan by the U.S. Bankruptcy Court will be necessary for Genesis and Multicare to be able to emerge from bankruptcy.

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

Equity Investees

Financial information regarding unconsolidated entities accounted for by the equity method is as follows:

	ET Capital Corp.

     ET Capital has notes receivable aggregating $4.2 million at June 30, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly.

     ET Capital's long-term debt includes demand promissory notes from ElderTrust Operating Partnership aggregating $3.2 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. Payments on these notes were current at June 30, 2001.

     The Company recorded $130,000 and $138,000 in interest income for the three months ended June 30, 2001 and 2000, respectively, on the note receivable from ET Capital. The Company also recorded losses of $129,000 and $7.5 million related to the portion of its equity interest in ET Capital's results of operations for the three months ended June 30, 2001 and 2000, respectively.

     The Company recorded interest income of $260,000 and $256,000 related to the note receivable from ET Capital for the six months ended June 30, 2001 and 2000, respectively. The Company recorded losses of $114,000 and $7.5 million related to the portion of its equity interest in ET Capital's results of operations for the six months ended June 30, 2001 and 2000, respectively.

     In May 2001, ET Capital Corp. was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not-for-profit entities, including the AGE Institute of Florida ("AGE"), who own skilled nursing facilities that were formerly managed by Genesis. The third party complaints arise from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its complaint, AGE asserts, among other things, that acquiring loans from Genesis secured by second mortgage liens on properties owned by the AGE Institute of Florida, ET Capital joined with Genesis in an effort to defraud AGE. These loans total $7.8 million and were acquired by ET Capital in 1998. ET Capital believes that the complaint is without merit and intends to vigorously defend its position. During the second quarter
2001, however, ET Capital reserved for legal costs anticipated to be incurred by it in connection with this matter, which reduced the income recognized by the Company during the second quarter 2001 relating to its 95% non-voting equity interest in ET Capital.

	ET Sub-Meridian Limited Partnership, L.L.P.

     The Company recorded a loss of $538,000 and $604,000 related to its equity interest in ET Sub-Meridian's results of operations for the quarters ended June 30, 2001 and 2000, respectively. ET Sub-Meridian has real estate investments and long-term debt of $101.3 million and $104.8 million, respectively, at June 30, 2001. At June 30, 2001, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company. The Company recorded $533,000 in interest income on this loan receivable during the quarters ended June 30, 2001 and 2000, respectively. The Company also acquired from Genesis a $8.5 million loan receivable from ET Sub-Meridian on January 31, 2001 and recorded interest income of $172,000 related to this note for the quarter ended June 30, 2001.

     The Company recorded losses of $990,000 and $1.2 million related to its equity interest in ET Sub-Meridian's results of operations for the six months ended June 30, 2001 and 2000, respectively. The Company also recorded $1.3 million and $1.1 million in interest income on its loan receivables from ET-Sub Meridian for the six months ended June 30, 2001 and 2000, respectively.

      ET Sub-Cabot Park, LLC
      ET Sub-Cleveland Circle, LLC

     ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC have subordinated demand loans in the aggregate amount of $6.2 million payable to the Company at June 30, 2001, bearing interest at 12% per annum. The Company recorded $95,000 in interest income for each of the quarters ended June 30, 2001 and 2000, in connection with the demand loans. The Company recorded $200,000 and $190,000 in interest income for the six months ended June 30, 2001 and 2000, in connection with the above demand loans.

     The Company recorded an aggregate loss of $68,000 and $75,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the quarters ended June 30, 2001 and 2000, respectively. These two entities have real estate investments and aggregate long-term debt of $30.0 million at June 30, 2001. The real estate investments and aggregate long-term debt at June 30, 2000 were $30.7 million and $30.5 million, respectively.

     The company recorded an aggregate loss of $136,000 and $171,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations

     Three months ended June 30, 2001 compared with the three months ended June 30, 2000

     Revenues

     Rental revenues were $4.7 million for each of the quarters ended
June 30, 2001 and 2000. Interest income was $1.7 million and $1.8 million for the quarters ended June 30, 2001 and 2000, respectively.

     Expenses

     Interest expense, which included amortization of deferred financing costs of $74,000 and $155,000, was $3.0 million for the quarter ended June 30, 2001 and $3.5 million for the quarter ended June 30, 2000. The Company's interest expense decreased primarily due to the decrease in the one-month LIBOR from 6.69% at June 30, 2000 to 4.06% at June 30, 2001.
The Company's interest rate on its Bank Credit Facility was 7.31% at June 30, 2001 compared to 9.44% at June 30, 2000. The Company's interest rate on its variable rate mortgages was 7.06% at June 30, 2001 compared to 9.69% at June 30, 2000.

     General and administrative expenses were $0.6 million for the quarter ended June 30, 2001 as compared to $1.4 million for the corresponding period in 2000. This decrease of 57% is the primary result of a second quarter 2000 write-off of $682,000 of costs incurred in connection with property due diligence for investment transactions that were not completed because of adverse conditions in the capital markets and a reduction in legal fees incurred in connection with the June 22, 2000 Chapter 11 filings of Genesis and Multicare following the completion of the Company's restructuring arrangements with Genesis and Multicare.

     Bad debt expense was $14,000 and $20.3 million for the quarters ended June 30, 2001 and 2000, respectively. This decrease was a result of impairment charges recorded on real estate loans receivable of $18.1 million, investments in and advances to unconsolidated entities of $1.2 million and a note receivable from a former officer of the Company of $990,00 which were recorded in the quarter ended June 30, 2000.

     Six months ended June 30, 2001 compared with the six months ended June 30, 2000

     Revenues

     Rental revenues were $9.4 million for the six months ended June 30, 2001 and 2000.

     Interest income, net of amortization of deferred loan costs of $0 and $127,000, was $1.5 million and $2.3 million for the six months ended
June 30, 2001 and 2000, respectively. This decrease of 35.0% was primarily due to the decrease in interest earned on the term and construction loans resulting from the Genesis and Multicare lease and loan restructuring agreements. As part of the restructuring, properties securing two term loans and one construction loan (Lehigh, Berkshire and Sanatoga) were purchased by the Company, effective January 31, 2001, resulting in no interest income on these loans recorded for the quarter ended June 30, 2001 as compared to three months of interest income of approximately
$894,000 for the quarter ended June 30, 2000. In addition, the principal amounts of two term loans and one construction loan (Mifflin, Coquina
Place and Oaks), were reduced by $7.4 million effective January 31, 2001, as part of the Genesis and Multicare lease and loan restructuring agreements, further reducing interest income for the quarter ended June 30, 2001 by approximately $411,000.

     Expenses

     Interest expense, which included amortization of deferred financing costs of $310,000 and $309,000, was $6.4 million for the six months ended June 30, 2001 as compared to $6.9 million for the six months ended June 30, 2000. The Company's interest expense decreased primarily due to the decrease in the one-month LIBOR from 6.69% at June 30, 2000 to 4.06% at June 30, 2001. The Company's interest rate on the Bank Credit Facility was 7.31% at June 30, 2001 compared to 9.44% at June 30, 2000. The Company's interest rate on its variable rate mortgages was 7.06% at June 30, 2001 compared to 9.69% at June 30, 2000.

     General and administrative expenses of $1.9 million for the six months ended June 30, 2001 were consistent with $2.0 million for the corresponding period in 2000.

     Bad debt expense was $28,000 and $20.3 million for the six months ended June 30, 2001 and 2000, respectively. This decrease was a result of impairment charges recorded on real estate loans receivable of $18.1 million, investments in and advances to unconsolidated entities of $1.2 million and a note receivable from a former officer of the Company of $990,00 which were recorded in the six months ended June 30, 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2001 compared to $4.6 million for the corresponding period in 2000.

     Net cash used in investing activities was $879,000 for the six months ended June 30, 2001 compared to net cash provided by investing activities of $48,000 for the corresponding period in 2000. This increase in cash used was principally a result of the net increase in restricted cash of $421,000 and a reduction in collections on advances to unconsolidated entities of $532,000.

     Net cash used in financing activities was $3.0 million for the six months ended June 30, 2001 compared to $6.2 million for the corresponding period in 2000. The decrease in net cash used in financing activities was primarily a result of the suspension of distributions to shareholders and minority interests, which were $4.6 million for the six months ended
June 30, 2000.   The effect of the suspension of these distributions was
partially offset by the net increase in principal payments made on the Bank Credit Facility of $1.8 million.

     As of June 30, 2001, the Company had shareholders' equity of $79.7 million and Bank Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $144.3 million, net of discount on the Bank Credit Facility of $342,000, which represents a debt to equity ratio of 1.81 to 1. The debt to equity ratio was 1.83 to 1 at December 31, 2000.

     At June 30, 2001, the Company's third party indebtedness of $144.3 million consisted of $66.0 million in variable rate debt and $78.3 million in fixed rate debt. The weighted average annual interest rate on this debt was 7.67% at June 30, 2001. Based on interest rates at June 30, 2001, quarterly debt service requirements related to this debt approximates $3.9 million.

     The Bank Credit Facility currently matures on August 31, 2002. If the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current
Bank Credit Facility at that time, or for any other reason the Company were to be in default under the Bank Credit Facility prior to its maturity, Deutsche Bank could exercise its rights under the Bank Credit Facility, including the right to foreclose on the collateral securing the Bank
Credit Facility. These remedies would have a significant adverse affect on the Company's ability to continue its operations and meet its obligations.

     Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely affect the Company's cash flow and its ability to pay its obligations.

     To qualify as a REIT, the Company must distribute to its shareholders each year at least 90% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. The Company does not expect to have net taxable income for the year ended December 31, 2001, and therefore, the Company's suspension of quarterly distributions to its shareholders should not affect its REIT status.

     Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 88% of the Company's investments in owned facilities at June 30, 2001. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT defines Funds from Operations ("FFO") as net income
(loss), computed in accordance with accounting principles generally accepted in the United States of America, excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO using standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities using accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO includes both recurring and non-recurring items, except those results defined as "extraordinary items" under accounting principles generally accepted in the United States of America and gains and losses from sales of depreciable operating property.

     The following table presents the Company's Funds from Operations for the periods presented below:

                                 For the three months  For the six months
                                     Ended June 30,     Ended June 30,
                                 ----------------------------------------
                                   2001      2000        2001     2000
                                 ----------------------------------------
                                              (in thousands)
Funds from Operations:
  Net income (loss)                $319   ($26,722)     ($612)  ($26,206)
  Minority interest                  21     (1,926)       (27)    (1,886)
  Net income (loss) before
   minority interest                340    (28,648)      (639)   (28,092)
  Adjustments:
    Real estate depreciation and
      amortization:
        Consolidated entities     2,277      1,571       4,521     3,059
        Unconsolidated entities     253      1,122         506     2,244
  Other items:
    Impairment charges on real
      estate properties               -          -         450         -
                                 ----------------------------------------
  Funds from Operations before
    allocation to minority
     interest                      2,870    (25,955)      4,838  (22,789)
  Less:
    Funds from Operations
     allocable to minority
     interest                       (150)     1,745        (254)   1,530
                                 ----------------------------------------
  Funds from Operations
    attributable to the common
    shareholders                  $2,720   ($24,210)     $4,584 ($21,259)
                                 ========================================

     The following is a summary of capital expenditures for the three and six months ended June 30, 2001 and 2000:

                                 For the three months  For the six months
                                     Ended June 30,     Ended June 30,
                                 ----------------------------------------
                                   2001      2000        2001     2000
                                 ----------------------------------------
                                              (in thousands)

Recurring capital expenditures:
     Corporate / Administrative     $ -       $ -         $ -       $ -
     Equipment Replacement            -         5           -        19
     Capital improvements             8        34          17        35
                                 ----------------------------------------
                                      8        39          17        54
                                 ----------------------------------------

Major renovations                    14        19          20        39

                                 ----------------------------------------
Total capital expenditures          $22       $58         $37       $93
                                 ========================================

     Recurring capital expenditures include those expenditure made in the normal course of operations for corporate/administrative items and for routine improvements to the Company's existing properties.

     Major renovations include those expenditures which are larger in scope than recurring capital expenditures both in dollar value and time to complete and generally enhance the marketability and revenue producing capacity of the property.

Summary Condensed Consolidated Financial Data of Genesis

     As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods presented below. The summary condensed consolidated financial data of Genesis were obtained from Genesis' quarterly report on Form 10-Q for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission (the "SEC").

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

     Genesis is subject to the information filing requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the SEC relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an Internet web site that contains reports, proxy statements and other information regarding issuers, like Genesis, that file electronically with the SEC. The address of that site is http://www.sec.gov.

     The following table sets forth certain summary unaudited condensed consolidated financial data for Genesis as of and for the periods indicated. Genesis consolidates the results of Multicare, in which Genesis has a 43.6% interest. The non-Genesis shareholders' remaining 56.4% in Multicare is recorded as minority interest.

                                        For the three months   For the six months
                                          ended March 31,         ended March 31,
                                       -------------------------------------------
                                          2001      2000         2001      2000
                                       -------------------------------------------
                                          (in thousands, except per share data)
          Operations Data
---------------------------------------
Net revenues                            $630,082  $604,843  $1,259,101  $1,191,727
Debt restructuring, reorganization
  and other costs                         13,997    36,393      28,206      44,113
Gain on sale of assets                         -         -       1,770           -
Loss on sale of assets                     2,310         -       2,310           -
Multicare joint venture restructuring
  charge                                       -         -           -     420,000
Depreciation and amortization             26,461    29,037      53,387      58,155
Lease expense                              9,096     9,486      18,501      19,013
Interest expense, net                     31,613    56,726      65,767     109,502
Loss before income taxes, minority
  interest, equity in net loss of
  unconsolidated affiliates, and
  cumulative effect of accounting
  change                                 (29,047)  (58,112)    (51,953)   (503,783)
Income tax benefit                             -     8,455           -      15,735
Loss before minority interest, equity
  in net loss of unconsolidated
  affiliates and cumulative effect of
  accounting change                      (29,047)  (49,657)    (51,953)   (488,048)
Minority interest                          3,573     6,100       5,168      13,027
Loss before cumulative effect of
  accounting change                      (25,474)  (43,557)    (46,785)   (475,021)
Cumulative effect of accounting
  change (1)                                   -         -           -     (10,412)
Net Loss                                 (25,474)  (43,557)    (46,785)   (485,433)
Net loss available to common
  shareholders (2)                      ($36,723) ($54,932)   ($69,534)  ($505,114)

Per common share data:
  Basic and diluted
   Loss before income tax benefit,
   minority interest, equity in net
   loss of unconsolidated affiliates
   and cumulative effect of accounting
   change                                  ($0.75)     ($1.13)     ($1.43)    ($10.87)
  Net loss                                 ($0.75)     ($1.13)     ($1.43)    ($11.10)
  Weighted average shares common stock
   and equivalents                     48,641,456  48,640,162  48,641,456  45,498,085

_______________
(1) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's
Statement of Position 98-5 "Reporting on the Costs of Start-Up
Activities," which requires start-up costs to be expensed as incurred.
(2)  Net loss reduced by preferred stock dividends.

                                                March 31,  September 31,
                                               --------------------------
                                                  2001        2000
                                               --------------------------
                                                 (dollars in thousands)
              Balance Sheet Data
----------------------------------------------
   Working capital                               $ 274,382   $ 304,241
   Total assets                                  3,083,802   3,127,899
   Long-term debt                                   15,064      10,441
   Liabilities subject to compromise             2,420,124   2,446,673
   Shareholders' deficit                        ($ 315,060) ($ 246,926)

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

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on borrowings outstanding under the Bank Credit Facility and variable rate mortgages was 7.20% at June 30, 2001. Assuming the Bank Credit Facility and variable rate mortgage balances outstanding at June 30, 2001 of $66.0 million, net of $343,000 discount, remains constant, each one percentage point increase in interest rates from 7.20% at June 30, 2001 would result in an increase in interest expense for the next twelve months of approximately $660,000. Amounts outstanding under the Bank Credit Facility bear interest at 3.25% over one-month LIBOR. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

     The Company is exposed to market risks related to fluctuations in interest rates on its Bank Credit Facility and variable rate mortgages. The Company utilized interest rate cap provisions within some of its binding agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The interest rate cap provisions embedded in the basic lending agreement do not meet the criteria for separate fair value accounting under SFAS No. 133. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instrument.

     The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Company's cash flow and its ability to pay its obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources."

                        PART II - OTHER INFORMATION

ITEM 3.  Defaults Upon Senior Securities

     The Company is in default on four mortgages totaling approximately $25.5 million for failure to meet certain technical requirements, including property information requirements and the bankruptcy filing by Genesis. If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 22, 2001. At the meeting, shareholders elected two trustees.

     The following nominees for trustee, who were each elected for a term of three years and until their successors are duly elected and qualified, received the following votes at the meeting:

                                            For          Withhold Authority
                                     ------------------  ------------------
      Michael R. Walker	               5,860,487             116,972

      Harold L. Zuber, Jr.             5,886,025              91,434

     In addition, the term of office of each of the following trustees continued after the meeting: John G. Foos, D. Lee McCreary, Jr. and Rodman W. Moorhead, III.

ITEM  6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed with this report are listed in the exhibit index on page 26.

(b)	Reports on Form 8-K

None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.


                               ELDERTRUST




                          /s/ D. Lee McCreary, Jr.
                          -------------------------
                          D. Lee McCreary, Jr.
                          President, Chief Executive Officer,
                          Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                             EXHIBIT INDEX


Exhibit No.    Description
-----------  ----------------

11.1 Computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2001 and 2000.


									EXHIBIT 11.1


                    COMPUTATION OF BASIC AND DILUTED NET
                       INCOME (LOSS) PER SHARE FOR
            THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:

                              For the three months   For the six months
                                 ended June 30,        ended June 30,
                              --------------------  --------------------
                                 2001     2000         2001     2000
                              ---------  ---------  ---------  ---------
Basic income (loss) per share:
------------------------------
  Net income (loss)               $319   ($26,722)    ($612)  ($26,206)

  Weighted average common
    shares outstanding           7,119      7,119     7,119      7,119
                               ========= =========  ========= =========

  Basic net income (loss)
    per share                    $0.04     ($3.75)   ($0.09)    ($3.68)
                               ========= =========  ========= =========

Diluted loss per share:
------------------------------
  Net income (loss)               $319   ($26,722)    ($612)  ($26,206)

  Weighted average common
    shares outstanding           7,119      7,119     7,119      7,119

  Common stock equivalents -
    stock options & warrants       418          -         -          -
                               --------- ---------  --------- ---------

  Total weighted average
    number of diluted shares     7,537      7,119      7,119     7,119
                               ========= =========  ========= =========

  Diluted net income (loss)
    per share                   $0.04      ($3.75)    ($0.09)   ($3.68)
                               ========= =========  ========= =========

