Form 10-Q/A
period 2001-06-30
ELDERTRUST
filed 2001-08-15
CIK 1043236

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q/A
(Mark One)

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

        Class                         Outstanding at August 15, 2001
------------------------------       --------------------------------
  Common shares of beneficial                    7,119,000
interest $0.01 par value per share


                              EXPLANATORY NOTE

     This Form 10-Q/A is being filed solely for the purpose of amending
Part I, Item I in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, which was filed with the commission on August 14, 2001, to correct an error on the Condensed Consolidated Statement of Operations for the loss reported on the impairment of long-lived assets for the three and six months ended June 30, 2001. Item I of our Form 10-Q for the quarter ended June 30, 2001 is hereby revised and restated in its entirety as follows.




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

                               ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                 (in thousands, except per share amounts)

                                For the three months For the six months
                                    ended June 30,    ended June 30,
                                     2001     2000     2001     2000
                                -------------------- ------------------
Revenues:
  Rental revenues                   $4,668   $4,686   $9,354   $9,366
  Interest, net of amortization
   of deferred loan origination
   costs                               730      991    1,531    2,310
  Interest from unconsolidated
   equity investees                    930      764    1,796    1,711
  Other income                          64       60      115      118
                                  -------- -------- -------- --------
   Total revenues                    6,392    6,501   12,796   13,505

Expenses:
  Property operating expenses          298      314      590      608
  Interest expense, including
   amortization of deferred
   finance costs                     3,038    3,500    6,405    6,887
  Depreciation                       1,412    1,487    2,792    2,941
  General and administrative           555    1,365    1,930    2,012
  Loss on impairment of long-
   lived assets                          -        -      450        -
  Bad debt expense                      14   20,267       28   20,267
                                   -------- -------- -------- --------
   Total expenses                    5,317   26,933   12,195   32,715
                                   -------- -------- -------- --------

Net income (loss) before equity
 in losses of unconsolidated
 entities and minority interest      1,075  (20,432)     601  (19,210)

Equity in losses of unconsolidated
 entities, net                        (735)  (8,216)  (1,240)  (8,882)
Minority interest                      (21)   1,926       27    1,886
                                   -------- --------- -------- --------

Net income (loss)                     $319 ($26,722)   ($612)($26,206)
                                   ======== ========= ======== ========

Basic weighted average number of
 common shares outstanding           7,119    7,119    7,119    7,119
                                   ======== ========= ======== ========

Net income (loss) per share - basic  $0.04   ($3.75)  ($0.09)  ($3.68)
                                   ======== ========= ======== ========

Diluted weighted average number
 of common shares outstanding        7,537    7,119    7,119    7,119
                                   ======== ========= ======== ========

Net income (loss) per share
 - diluted                           $0.04   ($3.75)  ($0.09)  ($3.68)
                                   ======== ========= ======== ========


              See accompanying notes to unaudited condensed
                   consolidated financial statements.
                                   2


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

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2001.


                               ELDERTRUST




                          /s/ D. Lee McCreary, Jr.
                          -------------------------
                          D. Lee McCreary, Jr.
                          President, Chief Executive Officer,
                          Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)


