Form 10-Q
period 2001-09-30
ELDERTRUST
filed 2001-11-13
CIK 1043236

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001

                                   or

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
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization                Identification Number)


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

                            Yes  X             No
                               ------            ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at November 13, 2001
-------------------------------------    --------------------------------
Common shares of beneficial interest,               7,328,998
      $0.01 par value per share











                               ELDERTRUST
                               FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                             TABLE OF CONTENTS




PART I:     FINANCIAL INFORMATION                                   Page
                                                                   ------

      Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of
                 September 30, 2001 and December 31, 2000              1

             Condensed Consolidated Statements of Operations
                 for the three and nine months ended September
                 30, 2001 and 2000                                     2

             Condensed Consolidated Statement of Cash Flows for
                 the nine months ended September 30, 2001 and 2000     3

             Notes to Condensed Consolidated Financial Statements.     4

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  10

      Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                          21

PART II:    OTHER INFORMATION

      Item 3. Defaults Upon Senior Securities                         22

      Item 6. Exhibits and Reports on Form 8-K                        22

SIGNATURES                                                            23

EXHIBIT INDEX                                                         24

                                    i



                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELDERTRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                               September 30,  December 31,
                                                   2001          2000
                                                (unaudited)
                                               -------------  -------------
              ASSETS
Assets:
  Real estate properties, at cost                 $160,225      $148,939
  Less - accumulated depreciation                  (18,277)      (14,085)
  Land                                              16,358        14,950
                                               -------------  -------------
      Net real estate properties                   158,306       149,804
  Properties held for sale, net of impairment
    allowance of $1,467 and $1,433,
    respectively                                     9,695        11,365
  Real estate loans receivable, net of
    allowance of $39 and $7,087, respectively       21,659        41,559
  Cash and cash equivalents                          2,125         3,105
  Restricted cash                                    9,269         8,409
  Accounts receivable, net of allowance of
    $529 and $1,247, respectively                    1,103         1,466
  Accounts receivable from unconsolidated
    entities                                         1,857         1,905
  Prepaid expenses                                     764           483
  Investment in and advances to unconsolidated
    entities, net of allowance of $1,630 and
    $1,466, respectively                            24,623        18,137
  Other assets, net of accumulated amortization
    and depreciation of $3,237 and $2,840,
    respectively                                       718         1,454
                                               -------------  -------------
                                                  $230,119      $237,687
                                               =============  =============


              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank credit facility                             $32,688       $38,720
  Accounts payable and accrued expenses              1,149         1,613
  Accounts payable to unconsolidated entities           11            12
  Mortgages and bonds payable                      107,000       107,932
  Notes payable to unconsolidated entities             961         1,015
  Other liabilities                                  3,507         3,639
                                               -------------  -------------
      Total liabilities                            145,316       152,931
                                               =============  =============

Minority interest                                    4,600         4,657

Shareholders' equity:
  Preferred shares, $.01 par value; 20,000,000
    shares authorized; 0 outstanding                     -             -
  Common shares, $.01 par value; 100,000,000
    shares authorized; 7,245,664 and 7,119,000
    shares issued and outstanding                       72            71
  Capital in excess of par value                   120,673       120,377
  Deficit                                          (40,542)      (40,349)
                                               -------------  -------------
      Total shareholders' equity                    80,203        80,099
                                               -------------  -------------
         Total liabilities and shareholders'
            equity                                $230,119      $237,687
                                               =============  =============


                See accompanying notes to unaudited condensed
                     consolidated financial statements.

                                ELDERTRUST
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                   (in thousands, except per share amounts)

                                    For the three months  For the nine months
                                     ended September 30,  ended September 30,
                                        2001     2000        2001     2000
                                    -----------------------------------------
Revenues:
  Rental revenues                     $4,707    $4,692    $14,061   $14,058
  Interest, net of amortization of
   deferred loan origination costs       592       491      2,124     2,801
  Interest from unconsolidated equity
   investees                             938       771      2,734     2,482
  Other income                            56        37        170       155
                                    -----------------------------------------
    Total revenues                     6,293     5,991     19,089    19,496
                                    -----------------------------------------

Expenses:
  Property operating expenses            333       244        923       852
  Interest expense, including
   amortization of deferred
   finance costs                       2,878     3,561      9,283    10,448
  Depreciation                         1,414     1,458      4,206     4,399
  General and administrative             627       649      2,556     2,661
  Loss on impairment of long-
   lived assets                            -         -        450         -
  Bad debt expense                        14        15         42    20,282
                                    -----------------------------------------
    Total expenses                     5,266     5,927     17,460    38,642
                                    -----------------------------------------

Net income (loss) before equity in
  losses of unconsolidated entities
  and minority interest                1,027        64      1,629   (19,146)

Equity in losses of unconsolidated
  entities, net                         (583)     (688)    (1,823)   (9,570)
Minority interest                        (26)       40          -     1,926
                                    -----------------------------------------
Net income (loss)                       $418     ($584)     ($194) ($26,790)
                                    =========================================

Basic weighted average number of
  common shares outstanding            7,165     7,119      7,134     7,119
                                    =========================================
Net income (loss) per share - basic    $0.06    ($0.08)    ($0.03)   ($3.76)
                                    =========================================
Diluted weighted average number of
  common shares outstanding            7,529     7,119      7,134     7,119
                                    =========================================
Net income (loss) per share
  - diluted                            $0.06    ($0.08)    ($0.03)   ($3.76)
                                    =========================================

                See accompanying notes to unaudited condensed
                     consolidated financial statements.

                                ELDERTRUST
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                                       Nine months ended
                                                         September 30,
                                                      -------------------
                                                        2001       2000
                                                      --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              ($194)  ($26,790)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                      4,786      4,999
     Bad debt expense                                      42     20,282
     Loss on impairment of long-lived assets              450          -
     Minority interest and equity in losses
       from unconsolidated entities                     1,823      7,644
     Net changes in assets and liabilities:
       Accounts receivable and prepaid expenses           130       (932)
       Accounts payable and accrued expenses             (465)       704
       Other                                              (93)       440
                                                      --------- ---------
          Net cash provided by operating activities     6,479      6,347
                                                      --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (45)      (112)
  Collection of advances to unconsolidated entities       149        659
  Net increase in reserve funds and deposits
    - restricted cash                                    (860)      (887)
  Other                                                   (30)         -
                                                      --------- ---------
          Net cash used in investing activities          (786)      (340)
                                                      --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred financing fees                        -       (484)
  Principal payments under bank credit facility        (5,763)      (693)
  Principal payments on mortgages and bonds payable      (932)      (864)
  Purchase of partnership units                           (19)         -
  Stock options exercised                                  95          -
  Distributions to shareholders                             -     (4,272)
  Distributions to minority interests                       -       (327)
  Other                                                   (54)       (47)
                                                      --------- ---------
          Net cash used in financing activities        (6,673)    (6,687)
                                                      --------- ---------

Net decrease in cash and cash equivalents                (980)      (680)
Cash and cash equivalents, beginning of period          3,105      3,605
                                                      --------- ---------
Cash and cash equivalents, end of period               $2,125     $2,925
                                                      ========= =========

Supplemental cash flow information:
Cash paid for interest                                 $9,053     $9,957
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

2.  Certain Significant Risks and Uncertainties

Genesis and Multicare Chapter 11 Bankruptcy Filings; and Emergence from Bankruptcy

     Approximately 72% of the Company's consolidated assets at September 30, 2001 consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. ("Genesis") or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager, tenant or borrower. Revenues recorded by the Company in connection with these leases and borrowings aggregated $4.0 million in the third quarter of 2001 and $12.1 million for the nine months ended September 30, 2001. In addition, the Company's equity investees have also leased properties to Genesis or Genesis Equity Investees. Revenues recorded by the company for the nine months ended September 30, 2001 in connection with leases and loans to Genesis and the Multicare Companies, Inc., a 43.6% owned consolidated subsidiary of Genesis ("Multicare"), totaled $4.0 million, or 64% of the Company's total revenues, and $12.1 million, or 64% of the Company's total revenues for the nine months ended September 30, 2001. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.3 million for the three months ended September 30, 2001, and $9.7 million for the nine months ended September 30, 2001, from these properties. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations, as well as revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     On June 22, 2000, Genesis, the Company's principal tenant, and Multicare filed for protection under Chapter 11 of the United States Bankruptcy Code. On January 4, 2001, agreements negotiated in the prior year between the Company, Genesis and Multicare and Genesis and Multicare's major creditors were approved by the U.S. Bankruptcy Court and were consummated on January 31, 2001.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On September 12, 2001, Genesis and Multicare announced that the federal bankruptcy court overseeing the companies' Chapter 11 cases had issued an opinion approving their joint plan of reorganization, subject to certain minor modifications. On September 20, 2001, Genesis and Multicare re-submitted the joint reorganization plan including the required modifications to the bankruptcy court. On October 2, 2001
Genesis and Multicare announced they have successfully completed their reorganization and have emerged from bankruptcy. In connection with the reorganization plan, Multicare became a wholly-owned subsidiary of Genesis.

     The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K for the year ended September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each company's ability to continue as a going concern is dependent upon, among other things, future profitable operations, the ability to comply with the terms of their debtor-in-possession financing arrangements and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Although Genesis and Multicare have emerged from bankruptcy and continue to make lease and loan payments to the Company at this time, any failure by the combined entities to continue their operations and/or to continue to make lease and loan payments to the Company could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to them.

Liquidity

     The Company has a working capital deficit of $54.4 million at September 30, 2001, resulting primarily from $32.7 million of bank credit facility debt, which matures in August 2002, being classified as a current liability and the classification of approximately $25.4 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain technical requirements, including property information requirements and the bankruptcy filing by Genesis. If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Real Estate Loans Receivable

The following is a summary of real estate loans receivable (dollars in thousands):


                                                 Stated  Scheduled   Balance at    Balance at
                                   Type of      Interest  Maturity  September 30, December 31,
           Property                 Loan          Rate     Date         2001          2000
------------------------------ ---------------- -------- ---------  ------------- ------------
Harbor Place   Melbourne, FL     Term             10.0%    5/2002      $ 4,828      $ 4,828
Mifflin        Shillington, PA   Term              9.5%    6/2002        2,474        5,164 (1)
Coquina Place  Ormond Beach, FL  Term              9.5%    6/2002        1,400        4,577 (1)
Lehigh         Macungie, PA      Term             10.5%    6/2000            -        6,665 (2)
Berkshire      Reading, PA       Term             10.5%    6/2000            -        6,167 (2)
Oaks           Wyncote, PA       Construction      9.0%    6/2002        3,500        5,033 (1)
Montchanin     Wilmington, DE    Construction     10.5%    8/2000        9,496        9,496
Sanatoga       Pottstown, PA     Construction     10.5%    1/2001            -        6,716 (2)
                                                                     ------------- ------------
                                                                        21,698       48,646
Allowance for credit losses                                                (39)      (7,087)
                                                                     ------------- ------------
                                                                      $ 21,659     $ 41,559
                                                                     ============= ============

(1) Under the terms of the restructuring agreement with Genesis, the principal amounts of these loans receivable were reduced.
(2) Title of the related property passed to the Company at January 31, 2001 under the restructuring with Genesis.

     The Company has one term loan in the amount of $4.8 million, with an original annual interest rate of 9.5%, secured by the Harbor Place facility. On January 31, 2001, under the restructuring of the relationships between ElderTrust and Genesis, the Company extended the term of the loan until May 31, 2002, for a fee of $24,000 which was paid on January 31, 2001. The Company also increased the interest rate to 10.0%. Principal payments are made monthly to the extent of one half of excess cash flow of the property, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures. During the month of October 2001, the Company had discussions with Genesis regarding the above mentioned loan during which Genesis indicated the possibility that they may refinance its mortgage loans with a third party and payoff the amounts owed to the Company before their June 2002 due date. This amount is approximately $12.2 million which is for Harbor Place, Mifflin, Coquina Place, and Oaks. These discussions have resulted from Genesis' recent emergence from bankruptcy and the current interest rate environment. Based on these conversations with Genesis, the Company believes the above loan may be repaid by November 30, 2001.

     On October 10, 2001, the Company received approximately $10.1 million for the payment of the outstanding Montchanin property mortgage loan and all related accrued interest receivable. All proceeds were applied to the balance of the Company's bank credit facility.

4.  Properties Held for Sale

     The Woodbridge assisted living facility is classified as held for sale on September 30, 2001. After adjusting for impairment losses of $1.5 million, the property has a net carrying value of $9.7 million as of September 30, 2001. The Company continues to actively market the Woodbridge assisted living facility for sale.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Investments in Unconsolidated Entities

     The Company's equity investees represent entities in which the controlling interests are owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting.

     Summary unaudited combined financial information as of and for the nine months ended September 30, 2001 for these unconsolidated entities is as follows (dollars in thousands):

                              ET Sub-                ET Sub-     ET Sub-
                             Meridian,  ET Capital    Cabot     Cleveland
                               LLP        Corp.     Park, LLC  Circle, LLC   Total
                           ----------- ----------  ----------  -----------  --------
Current assets               $1,296       $178        $126        $188        $1,788
Real estate properties (1)  100,400          -      16,136      13,321       129,857
Notes receivable                  -      4,180           -           -         4,180
Other assets                    357        270         537         508         1,672
Total assets                102,053      4,628      16,799      14,017       137,497
Current liabilities           2,480        374         596         656         4,106
Long-term debt (2)          104,590      9,075      16,550      13,289       143,504
Total liabilities           109,156      9,449      17,416      14,171       150,192
Total deficit                (7,103)    (4,821)       (617)       (154)      (12,695)
Change in long-term debt (3)   (250)       (69)        (56)        (76)         (451)
Rental revenue                7,371          -       1,250       1,106         9,727
Interest income                  63      1,431          18          17         1,529
Interest expense              6,231        390       1,014         773         8,408
Depreciation/amortization     2,634          -         420         346         3,400
Bad debt expense                 47      1,139           -           -         1,186
Net income (loss)            (1,528)      (106)       (191)        (21)       (1,846)
Percent ownership                99%        95%         99%         99%

(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.
(3)  Change is from June 2001 to September 2001.

6.  Bank Credit Facility

     Effective January 31, 2001, the Bank Credit Facility was extended to August 31, 2002 and the covenants amended to cure the then existing covenant violations. As a result of this extension the Company is (i)

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

prohibited from further borrowings under the facility, (ii) required to make monthly principal payments equal to the cash flow generated by the Company for the month and (iii) is prevented from paying distributions to shareholders in excess of 110% of that amount required to maintain the Company's REIT status under the tax laws.

     The amounts outstanding under the Bank Credit Facility bear interest at a floating Rate of 3.25% over one-month LIBOR, or 6.88% at September 30, 2001.

     The Company's owned properties and properties underlying loans receivable with an aggregate cost basis of $63.1 million are included in the Bank Credit Facility borrowing base and pledged as collateral at September 30, 2001.

7.  Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                               For the three months  For the three months
                                ended September 30,   ended September 30,
                               -------------------------------------------
                                   2001     2000        2001      2000
                               -------------------------------------------
Basic income (loss) per share:
-------------------------------
   Net income (loss)              $418      ($584)     ($194)   ($26,790)

   Weighted average common
     shares outstanding          7,165      7,119      7,134       7,119
                               ===========================================
   Basic net income (loss)
     per share                   $0.06     ($0.08)    ($0.03)     ($3.76)
                               ===========================================

Diluted loss per share:
-------------------------------
   Net income (loss)              $418      ($584)     ($194)   ($26,790)

   Weighted average common
     shares outstanding          7,165      7,119      7,134       7,119

   Common stock equivalents -
     stock options & Warrants      365          -          -           -
                                -------------------------------------------
   Total weighted average
     number of diluted shares    7,529      7,119      7,134        7,119
                                ===========================================
   Diluted net income (loss)
     per share                   $0.06     ($0.08)    ($0.03)      ($3.76)
                                ===========================================

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share since they are redeemable for cash at the Company's discretion.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   New York Stock Exchange Listing

     During the third quarter of 2001 the Company was notified by the New York Stock Exchange that, as a result of the Company's consistent positive performance regarding the original business plan submitted and the timely achievement of total market capitalization, the Company had met the NYSE's continued listing standards and, therefore, the NYSE was removing the Company from its "Watch List." In accordance with the NYSE rules, the Company will be subject to a 12-month follow-up period during which the Company will be reviewed to ensure that it does not again fall below any of the NYSE's continued listing standards.

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

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance and are subject to risks and uncertainties, and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

     * the ability of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, to continue making loan and lease payments to the Company;
     * the Company's ability to repay, further extend or refinance its Bank Credit Facility when it matures in August 2002;
     *  fluctuation of interest rates;
     *  availability, terms and use of capital;
     *  general economic, business and regulatory conditions;
     *  federal and state government regulation;
     *  changes in Medicare and Medicaid reimbursement programs; and
     *  competition.

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

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2001, skilled nursing, assisted and independent living facilities comprised approximately 88% of the Company's consolidated investments in real estate properties and loans. Approximately 72% of the Company's consolidated assets at September 30, 2001 consisted of real estate properties leased to or managed by subsidiaries of Genesis and loans on real estate properties made to consolidated and unconsolidated subsidiaries of Genesis.

     A significant portion of the Company's revenues are currently derived from rents received under long-term leases of healthcare-related real estate.

     The Company has incurred operating and administrative expenses, which principally consist of compensation expense for its executive officers and other employees, office rental and related occupancy costs.

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries have been prepared assuming the Company will continue as a going concern. As previously discussed, Genesis, the Company's principal tenant, and Multicare filed for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. Both companies were operating as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court as of September
30, 2001. On October 2, 2001, Genesis announced that they successfully completed their reorganization and have emerged from bankruptcy. Genesis also announced that upon the acceptance of the reorganization plan Multicare is now a wholly-owned subsidiary of Genesis.

     Revenues recorded by the Company for the nine months ended September 30, 2001 in connection with leases and loans to Genesis and Multicare totaled $4.0 million, or 64% of the Company's total revenues, and $12.1 million, or 64% of the Company's total revenues for the nine months ended September 30, 2001. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.3 million for the three months ended September 30, 2001, and $9.7 million for the nine months ended September 30, 2001, from these properties.

     As a result of these relationships, the Company's revenues and it's ability to meet it's obligations depends, in significant part, upon the:

     * ability of Genesis and Genesis Equity Investees to meet their lease and loan obligations; and

     * revenues derived from, and the successful operation of, the facilities leased to or managed by Genesis or Genesis Equity Investees.

     Included in the Company's consolidated assets at September 30, 2001 are $12.2 million in loans to wholly-owned subsidiaries of Genesis. These loans are secured by real estate and are 100% guaranteed by Genesis. The loans have a weighted average interest rate of 9.6%. During the month of October 2001, the Company had discussions with Genesis regarding the above mentioned loans during which Genesis indicated the possibility that they may refinance its mortgage loans with a third party and payoff the amounts owed to the Company before their June 2002 due date. These discussions have resulted from Genesis' recent emergence from bankruptcy and the current interest rate environment. Based on these conversations with Genesis, the Company believes the loans may be repaid by November 30, 2001. The Company intends that, when those loans are repaid that, the entire proceeds amount of $12.2 million will be applied to further reduce borrowings under the Company's Bank Credit Facility.

     The independent auditors' report on Genesis' 2000 financial statements, included in Genesis' Form 10-K as of September 30, 2000, indicated that there is substantial doubt regarding the ability of Genesis and Multicare to continue as going concerns. Each company's ability to continue as a going concern is dependent upon, among other things, future profitable operations and the ability to generate sufficient cash from operations and financing agreements to meet their obligations. Any failure of Genesis to continue their operations and/or to continue to make lease and loan payments to us could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to and loans made to Genesis.

Equity Investees

Financial information regarding unconsolidated entities accounted for by the equity method is as follows:

     ET Capital Corp.

     ET Capital has notes receivable aggregating $4.2 million at September 30, 2001 from two of the Company's equity investees and one of the Company's consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly.

     ET Capital's long-term debt includes demand promissory notes from ElderTrust Operating Partnership aggregating $3.1 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. Payments on these notes were current at September 30, 2001.

     The Company recorded interest income of $130,000 and $136,000 for the three months ended September 30, 2001 and 2000, respectively, related to the note receivable from ET Capital. The Company also recorded income of $14,000 and $15,000 related to the portion of its equity interest in ET Capital's results of operations for the three months ended September 30, 2001 and 2000, respectively.

     The Company recorded interest income of $390,000 and $591,000 related to the note receivable from ET Capital for the nine months ended September 30, 2001 and 2000, respectively. The Company recorded losses of $101,000 and $7.5 million related to the portion of its equity interest in ET Capital's results of operations for the nine months ended September 30, 2001 and 2000, respectively.

     In May 2001, ET Capital Corp. was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not-for-profit entities, including the AGE Institute of Florida ("AGE"), who own skilled nursing facilities that were formerly managed by Genesis. The third party complaints arise from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its third party complaint, AGE asserts, among other things, that by acquiring loans from Genesis secured by second mortgage liens on properties owned by the AGE Institute of Florida, ET Capital joined with Genesis in an effort to defraud AGE. These loans total $7.8 million and were acquired by ET Capital in 1998. ET Capital believes that the complaint is without merit and intends to vigorously defend its position.

     ET Sub-Meridian Limited Partnership, L.L.P.

     The Company recorded losses of $523,000 and $616,000 related to its equity interest in ET Sub-Meridian's results of operations for the quarter ended September 30, 2001 and 2000, respectively. ET Sub-Meridian has real estate investments and long-term debt of $100.4 million and $104.6 million, respectively, at September 30, 2001. At September 30, 2001, ET Sub-Meridian had a $17.6 million subordinated demand loan bearing interest at 12% per annum payable to the Company. The Company recorded $539,000 in interest income on this loan receivable during the quarters ended September 30, 2001 and 2000, respectively. The Company also acquired from Genesis a $8.5 million loan receivable from ET Sub-Meridian on January 31, 2001 and recorded interest income of $174,000 related to this note for the quarter ended September 30, 2001.

     The Company recorded losses of $1.5 million and $1.8 million related to its equity interest in ET Sub-Meridian's results of operations for the nine months ended September 30, 2001 and 2000, respectively. The Company also recorded $1.5 million and $2.0 million in interest income on its loans receivable from ET-Sub Meridian for the nine months ended September 30, 2001 and 2000, respectively.

     ET Sub-Cabot Park, LLC
     ET Sub-Cleveland Circle, LLC

     ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC have subordinated demand loans in the aggregate amount of $6.2 million payable to the Company at September 30, 2001, bearing interest at 12% per annum. The Company recorded $96,000 in interest income for each of the quarters ended September 30, 2001 and 2000, in connection with the demand loans. The Company recorded $285,000 and $286,000 in interest income for the nine months ended September 30, 2001 and 2000, in connection with the above demand loans.

     The Company recorded an aggregate loss of $73,000 and $68,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the quarters ended September 30, 2001 and 2000, respectively. These two entities each have real estate investments and aggregate long-term debt of $29.5 million and $29.8 million at September 30, 2001. The real estate investments and aggregate long-term debt at September 30, 2000 were both equal to $30.5 million.

     The Company recorded an aggregate loss of $209,000 and $259,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the nine months ended September 30, 2001 and 2000, respectively.

Results of Operations

     Three months ended September 30, 2001 compared with the three months ended September 30, 2000

     Revenues

     Rental revenues were $4.7 million for each of the quarters ended September 30, 2001 and 2000. Interest income was $1.5 million and $1.3 million for the quarters ended September 30, 2001 and 2000, respectively.

     Expenses

     Interest expense, which included amortization of deferred financing costs of $147,000 and $164,000, was $2.9 million for the quarter ended September 30, 2001 and $3.6 million for the quarter ended September 30, 2000. The Company's interest expense decreased primarily due to the decrease in the one-month LIBOR from 6.69% at September 30, 2000 to 3.63% at September 30, 2001. The Company's interest rate on its Bank Credit Facility was 6.88% at September 30, 2001 compared to 9.44% at September 30, 2000. The Company's interest rate on its variable rate mortgages was 6.63% at September 30, 2001 compared to 9.69% at September 30, 2000.

     General and administrative expenses were $0.6 million for each of the quarters ended September 30, 2001 and 2000.

     Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

            Revenues

     Rental revenues were $14.1 million for each of the nine month periods ended September 30, 2001 and 2000.

     Interest income, net of amortization of deferred loan costs of $0 and $137,000, was $4.9 million and $5.3 million for the nine months ended September 30, 2001 and 2000, respectively. This decrease is primarily due to the decrease in interest earned on the term and construction loans resulting from the Genesis and Multicare lease and loan restructuring agreements. The principal amounts of two term loans and one construction loan (Mifflin, Coquina Place and Oaks), were reduced by $7.4 million effective January 31, 2001, as part of the Genesis and Multicare lease and loan restructuring agreements, reducing interest income for the nine months ended September 30, 2001 by approximately $0.4 million.

     Expenses

     Interest expense, which included amortization of deferred financing costs of $579,000 and $601,000, was $9.3 million for the nine months ended September 30, 2001 as compared to $10.4 million for the nine months ended September 30, 2000. The Company's interest expense decreased primarily due to the decrease in the one-month LIBOR from 6.69% at September 30, 2000 to 3.63% at September 30, 2001. The Company's interest rate on the Bank Credit Facility was 6.88% at September 30, 2001 compared to 9.44% at September 30, 2000. The Company's interest rate on its variable rate mortgages was 6.63% at September 30, 2001 compared to 9.69% at September 30, 2000.

     General and administrative expenses of $2.6 million for the nine months ended September 30, 2001 were consistent with $2.7 million for the corresponding period in 2000.

     Bad debt expense was $42,000 and $20.3 million for the nine months ended September 30, 2001 and 2000, respectively. This decrease was a result of impairment charges recorded on real estate loans receivable of $18.1 million, investments in and advances to unconsolidated entities of $1.2 million and a note receivable from a former officer of the Company of $990,00 which were recorded in the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.5 million for the nine months ended September 30, 2001 compared to $6.4 million for the corresponding period in 2000.

     Net cash used in investing activities was $786,000 for the nine months ended September 30, 2001 compared to $340,000 for the corresponding period in 2000. This increase in net cash used was principally a result of reduced collections on advances to unconsolidated entities of $510,000 slightly off set by the decrease in capital expenditures of $67,000.

     Net cash used in financing activities was $6.7 million for each of the nine months ended September 30, 2001 and 2000. The net cash used in financing activities was primarily the result of the repayment of $5.8 million on the Company's Bank Credit Facility during the nine months ended September 30, 2001 as compared to $0.7 million for the corresponding period in 2000. The main contributors to the net cash used in financing activities for the nine months ended September 30, 2000 were $4.6 million in distributions to shareholders and minority interests and the payment of $0.5 million in deferred financing fees. No distributions have been made in 2001.

     As of September 30, 2001, the Company had shareholders' equity of $80.2 million and Bank Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $139.7 million, net of discount on the Bank Credit Facility of $269,000, which represents a debt to equity ratio of 1.74 to 1. The debt to equity ratio was 1.83 to 1 at December 31, 2000.

     At September 30, 2001, the Company's third party indebtedness of $139.7 million consisted of $62.7 million in variable rate debt and $77.0 million in fixed rate debt. The weighted average annual interest rate on this debt was 7.49% at September 30, 2001. Based on interest rates at September 30, 2001, quarterly debt service requirements related to this debt approximates $4.0 million.

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

     Future increases in interest rates, as well as any defaults by tenants or borrowers on their leases or loans, also could adversely effect the Company's cash flow and its ability to pay its obligations.

     To qualify as a REIT, the Company must distribute to its shareholders each year at least 90% of its net taxable income, excluding any net capital gain. If the Company is unable to make required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes. The Company does not expect to have net taxable income for the year ended December 31, 2001, and therefore, the Company's suspension of quarterly distributions to its shareholders is not expected to affect its REIT status.

     Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 87% of the Company's investments in owned facilities at September 30, 2001. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

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

     The following table presents the Company's Funds from Operations for the periods presented below:

                                 For the three months  For the nine months
                                  Ended September 30,  Ended September 30,
                                 -----------------------------------------
                                      2001    2000       2001    2000
                                 -----------------------------------------
                                              (in thousands)
Funds from Operations:
  Net income (loss)                   $418   ($584)     ($194)  ($26,790)
  Minority interest                     26     (40)         -     (1,926)
                                 -----------------------------------------
  Net income (loss) before
   minority interest                   444    (624)      (194)   (28,716)
  Adjustments:
    Real estate depreciation and
     amortization:
       Consolidated entities         1,410    1,463     4,193      4,522
       Unconsolidated entities       1,122    1,122     3,366      3,366
  Other items:
    Impairment charges on real
     estate properties                   -        -       450          -
                                 -----------------------------------------
  Funds from Operations before
   allocation to minority interest   2,976    1,961     7,815    (20,828)
  Less:
    Funds from Operations allocable
     to minority interest             (155)    (133)     (410)     1,396
                                 -----------------------------------------
  Funds from Operations attributable
   to the common shareholders       $2,821    $1,828   $7,405   ($19,432)
                                 =========================================

     The following is a summary of capital expenditures for the three and nine Month periods ended September 30, 2001 and 2000:

                                 For the three months  For the nine months
                                  Ended September 30,  Ended September 30,
                                 -----------------------------------------
                                      2001    2000       2001    2000
                                 -----------------------------------------
                                              (in thousands)

   Recurring capital expenditures:
     Corporate / Administrative       $  -     $  -     $  -      $  9
     Equipment Replacement               3        -        3         7
     Capital improvements                5        -       27        55
                                 -----------------------------------------
                                         8        -       30        71
                                 -----------------------------------------

   Major renovations                     -       20       15        41
                                 -----------------------------------------
   Total capital expenditures           $8      $20      $45       $112
                                 =========================================

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

Summary Condensed Consolidated Financial Data of Genesis

     As leases with and loans to Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods presented below. The summary condensed consolidated financial data of Genesis were obtained from Genesis' quarterly report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission (the "SEC").

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

     The following table sets forth certain summary unaudited condensed consolidated financial data for Genesis as of and for the periods indicated. For the periods presented, Genesis consolidated the results of Multicare, which was 43.6% owned by Genesis. The non-Genesis shareholders' were recorded as minority interest. In connection with its reorganization plan approved by the U.S. Bankruptcy Court in September 2001, Multicare has become a wholly-owned subsidiary of Genesis.

                                         For the three months     For the nine months
                                            ended June 30,           ended June 30,
                                        ----------------------------------------------
                                           2001      2000           2001      2000
                                        ----------------------------------------------
                                            (in thousands, except per share data)
            Operations Data
----------------------------------------
Net revenues                             $650,741  $615,851    $1,909,842  $1,807,578
Debt restructuring, reorganization and
 other costs                               20,014    36,202        48,220      80,315
Gain on sale of assets                          -         -        (1,770)          -
Loss on sale of assets                          -     7,922         2,310       7,922
Multicare joint venture restructuring
 charge                                         -         -             -     420,000
Depreciation and amortization              26,688    29,423        80,076      87,578
Lease expense                               9,024     9,661        27,525      28,674
Interest expense, net                      27,067    61,180        92,834     170,682
Loss before income taxes, minority
 interest, equity in net loss of
 unconsolidated affiliates, and
 cumulative effect of accounting change   (18,820)  (80,022)      (70,774)   (583,805)
Income tax benefit                              -    20,233             -      35,968
Loss before minority interest, equity
 in net loss of unconsolidated
 affiliates and cumulative effect of
 accounting change                        (18,820)  (59,789)      (70,774)   (547,837)
Minority interest                           2,077    10,928         8,292      25,223
Loss before cumulative effect of
 accounting change                        (16,916)  (49,521)      (63,701)   (524,542)
Cumulative effect of accounting change(1)       -         -             -     (10,412)
Net Loss                                  (16,916)  (49,521)      (63,701)   (534,954)
Net loss available to common
 shareholders (2)                        ($28,291) ($60,937)     ($97,825)  ($566,051)


Per common share data:
 Basic and diluted
  Loss before income tax benefit, minority
   interest, equity in net loss of
   unconsolidated affiliates and
   cumulative effect of accounting change  ($0.58)   ($1.25)       ($2.01)    ($11.94)
  Net loss                                 ($0.58)   ($1.25)       ($2.01)    ($12.16)
  Weighted average shares common stock
   and equivalents                      48,641,456 48,641,154    48,641,456  46,542,614

_______________
(1) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires start-up costs to be expensed as incurred.
(2)  Net loss reduced by preferred stock dividends.


                                                June 30,   September 31,
                                              ---------------------------
                                                  2001          2000
                                              ---------------------------
                                                 (dollars in thousands)
Balance Sheet Data
----------------------------------------------
  Working capital                              $ 282,787    $ 304,241
  Total assets                                 3,082,447    3,127,899
  Long-term debt                                  14,920       10,441
  Liabilities subject to compromise            3,058,532    2,446,673
  Shareholders' deficit                       ($ 343,456)  ($ 246,926)

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

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on borrowings outstanding under the Bank Credit Facility and variable rate mortgages was 6.76% at September 30, 2001. In October 2001, upon the repayment of the Montchanin loan,
the Bank Credit Facility was further reduced by $10.1 million.   Assuming
the Bank Credit Facility and variable rate mortgage balances outstanding at October 31, 2001 of $52.6 million, net of $269,000 discount, remain constant, each one percentage point increase (decrease) in interest rates from 6.76% at September 30, 2001 would result in a increase (decrease) in interest expense for the next twelve months of approximately $526,000. Amounts outstanding under the Bank Credit Facility bear interest at 3.25% over one-month LIBOR. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

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

                         PART II - OTHER INFORMATION

ITEM 3.  Defaults Upon Senior Securities

     The Company is in default on four mortgages totaling approximately $25.4 million for failure to meet certain technical requirements, including property information requirements and the bankruptcy filing by Genesis.
If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these technical defaults.

ITEM  6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      The exhibits filed with this report are listed in the exhibit index on page 24.

(b)   Reports on Form 8-K

      None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2001.



                                        ELDERTRUST



                             /s/ D. Lee McCreary, Jr.
                             -------------------------------------------------
                             D. Lee McCreary, Jr.
                             President, Chief Executive Officer,
                             Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)


                                EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
11.1              Computation of basic and diluted income (loss) per
                  share for the three and nine month periods ended
                  September 30, 2001 and 2000.

                                                           EXHIBIT 11.1


                    COMPUTATION OF BASIC AND DILUTED NET
                        INCOME (LOSS) PER SHARE FOR
         THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:

                               For the three months  For the three months
                                ended September 30,   ended September 30,
                               -------------------------------------------
                                   2001     2000        2001      2000
                               -------------------------------------------
Basic income (loss) per share:
-------------------------------
   Net income (loss)              $418      ($584)     ($194)   ($26,790)

   Weighted average common
     shares outstanding          7,165      7,119      7,134       7,119
                               ===========================================
   Basic net income (loss)
     per share                   $0.06     ($0.08)    ($0.03)     ($3.76)
                               ===========================================

Diluted loss per share:
-------------------------------
   Net income (loss)              $418      ($584)     ($194)   ($26,790)

   Weighted average common
     shares outstanding          7,165      7,119      7,134       7,119

   Common stock equivalents -
     stock options & Warrants      365          -          -           -
                                -------------------------------------------
   Total weighted average
     number of diluted shares    7,529      7,119      7,134        7,119
                                ===========================================
   Diluted net income (loss)
     per share                   $0.06     ($0.08)    ($0.03)      ($3.76)
                                ===========================================

