Form 10-K
period 2001-12-31
ELDERTRUST
filed 2002-03-20
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
                              (Mark One)
      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  for the year ended December 31, 2001

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of Each Class                      on which registered
    ---------------------------------            -----------------------
       Common shares of beneficial               New York Stock Exchange
    interest $.01 par value per share

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

The aggregate market value of voting shares held by non-affiliates of the Registrant on February 27, 2002 was $51,577,412 based on the reported closing sales price of such shares on the New York Stock Exchange for
that date.   As of February 27, 2002, there were 7,336,331 total common shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 23, 2002 are incorporated by reference into Part III of this Form 10-K.







                               ELDERTRUST
                      2001 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS


                                                                  Page
                                                                  ----

Cautionary Statements Regarding Forward-Looking Statements          1

                                  PART I

Item  1.    Business                                                1
Item  2.    Properties                                             43
Item  3.    Legal Proceedings                                      45
Item  4.    Submission of Matters to a Vote of Security Holders    46

                                  PART II

Item  5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters                           46
Item  6.    Selected Financial Data                                47
Item  7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   50
Item 7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                           71
Item  8.    Financial Statements and Supplementary Data            73
Item  9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  100

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant      100
Item 11.  Executive Compensation                                  100
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                         100
Item 13.  Certain Relationships and Related Transactions          100

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                    100

                                    i

         Cautionary Statements Regarding Forward-Looking Statements

     This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to results of operations and businesses of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates," and "anticipated" or the negative or variations thereof or similar terminology. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially from those expressed or implied by these forward-looking statements.

     The statements set forth under the caption "Business - Risk Factors" and elsewhere in this Form 10-K, including statements contained in "Business" concerning the Company's Credit Facility, the ability of Genesis Health Ventures, Inc., the Company's principal tenant, and entities in which it has made equity investments to continue to make lease payments to the Company and its equity investees, the timing of a possible resumption of quarterly distributions to the Company's shareholders, government regulation and the impact of Medicare and Medicaid reimbursement programs on the Company's lessees and borrowers, certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's ability to meet its liquidity needs and other statements contained herein regarding matters that are not historical facts identify important factors with respect to these forward-looking statements that could cause actual results to differ materially from those in these forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.



                                  PART I
ITEM 1.     BUSINESS

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities (or "senior living centers") and medical office and other buildings. The Company was formed in the


State of Maryland on September 23, 1997 and began operations upon the completion of its initial public offering on January 30, 1998 (the "Offering"), pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust of approximately $114.2 million from the Offering were contributed to a 94% owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership"), the Company's operating partnership subsidiary. The Operating Partnership principally used the proceeds to fund the initial property acquisitions and other investments. The Company is the sole general partner of the Operating Partnership and conducts all of its operations through the Operating Partnership. At December 31, 2001, the Company owned a 94.9% interest in the Operating Partnership.

     The Company had no real estate investments prior to January 30, 1998. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At December 31, 2001, the Company's consolidated assets primarily consisted of a diversified portfolio of 23 healthcare properties aggregating $166.7 million. The portfolio consists of ten assisted living facilities, eight skilled nursing facilities, one independent living facility and four medical office and other buildings, which are leased back to the prior owners or other third parties. Skilled nursing facilities and senior living centers comprised approximately 92% of the Company's consolidated assets at December 31, 2001.

     Additionally, at December 31, 2001 the Company had investments in and advances to unconsolidated entities totaling $24.0 million, which it accounts for under the equity method of accounting (the Company's "Equity Investees"). These investments consisted of:

   * a 95% nonvoting equity interest in an entity which owns a $7.8 million second mortgage note and other notes receivable aggregating $4.1 million due from the Company and it's Equity Investees;

   * a 99% limited partnership interest in an entity which holds leasehold and purchase option rights for seven skilled nursing facilities; and

   * a 99% non-managing member interest in two entities which each hold an assisted living facility.

     Genesis Health Ventures, Inc. ("Genesis") was a co-registrant in the Company's Offering. Michael R. Walker, Chairman of the Board of the Company, is Chairman of the Board and Chief Executive Officer of Genesis. Approximately 71% of the Company's consolidated assets at December 31, 2001 consisted of real estate properties leased to or managed by Genesis or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). Revenues recorded by the Company in connection with these leases aggregated $14.8 million in 2001. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of our properties leased to such entities.

     In addition to the facilities leased or managed by Genesis or Genesis Equity Investees, during 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million. These loans were repaid by Genesis in December 2001. The proceeds from these loan repayments were used to reduce the balance outstanding under the Company's Credit Facility with Deutsche Bank (the "Credit Facility"). See "Credit Facility; Mortgage Defaults". Interest income recorded by the Company during 2001 on all the loans repaid by Genesis in December 2001 totaled $1.3 million.

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and
Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy

     On June 22, 2000, Genesis and The Multicare Companies, Inc., formerly a 43.6% owned non-consolidated subsidiary of Genesis and a borrower of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. During 2000, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

             Under the more significant terms of the agreement with
         Genesis:

         (1) Twenty-one of the then existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

             * Two leases were modified to reduce combined rents for the properties by $745,000 per year;

             * One lease was modified to create an early termination right commencing on December 31, 2002; and

             * One lease was modified to permit the Company to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property. The lease remains in effect at December 31, 2001.

          (2) Two leases (Windsor Office Building and Windsor Clinic/ Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million; such amount being paid through an increase in the notes receivable described in (4) below;

          (3) An $8.5 million loan previously guaranteed by the Company and owed to Genesis by ET Sub-Meridian Limited Partnership, L.L.P. (ET Sub-Meridian), an unconsolidated subsidiary of the Company, was conveyed to the Company in a manner to effect an $8.5 million reduction in amounts owed to the Company by Genesis;

          (4) The maturity date for three loans (Oaks, Coquina and Mifflin) made by the Company to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing (These loans were repaid by Genesis in December 2001). In addition, the asset transfer agreements were terminated; and

          (5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by the Company to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5% (This loan was repaid by Genesis in December 2001).

     Under the terms of the agreement with Multicare, the Company acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately
$19.5 million, and having a net book value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. The Company had no other transactions with this entity.

     On September 12, 2001, Genesis announced that the U.S. Bankruptcy Court had approved the Genesis and Multicare joint plan of reorganization, subject to certain minor modifications. On October 2, 2001, Genesis announced that it, along with Multicare, had successfully completed their reorganization and had emerged from bankruptcy. Genesis also announced that upon the acceptance of the reorganization plan Multicare became a wholly owned subsidiary of Genesis.

Credit Facility; Mortgage Defaults

Credit Facility

     The Company has a line of credit agreement with Deutsche Bank. Effective January 31, 2001, the Credit Facility was extended to August 31, 2002 ("Fourth Amendment") and the covenants amended to, in part, cure the then existing covenant violations. The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. The Company was in compliance with these requirements at December 31, 2001.

     In connection with the Fourth Amendment, the Credit Facility (a) prohibited the Company from further borrowings under the facility, (b) required monthly principal payments equal to the cash flow generated by the Company for the month, not to be less than $450,000 a month and (c) prevented the Company from paying distributions in excess of 110% of the amount required to maintain REIT status.

     In connection with the Fourth Amendment, the Company issued warrants to the lender to purchase 118,750 common shares at $1.70 per share. These warrants expire December 31, 2005.

     The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR and a previously required monthly facility fee has been eliminated. The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2001 was 5.44%. At December 31, 2001, the Company had $7.2 million outstanding under the Credit Facility. At December 31, 2001, the Credit Facility was secured by properties with a cost of approximately $41.4 million. Substantially all of the Company's other assets at December 31, 2001 secure other outstanding indebtedness of the Company.

     The Credit Facility matures on August 31, 2002. Based on the anticipated monthly payments the Company estimates that there will be a balance due at maturity of approximately $3.0 million. Based on the significant reduction in the Credit Facility outstanding balance during 2001 and the Company's payment history, the Company believes that it will be successful in negotiating a further extension of the Credit Facility that will enable it to pay-off all amounts outstanding under the Credit Facility within a reasonable period of time. However, if the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Credit Facility at that time, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations.

     The terms of the Credit Facility extension reduced the Company's cash flows and imposed limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely affect the Company's cash flow and its ability to pay its obligations.

Mortgage Defaults

     At December 31, 2000, as a result of failing to meet certain financial covenants, the Company was in default on two bonds totaling approximately $20.0 million which are guaranteed by the Company and secured by mortgages on the Highgate and Woodbridge facilities. Under amendments to the guaranty and bond documents executed on January 31, 2001, the Company is no longer in default of these covenants. Certain other technical defaults, including informational and company certificates, have been resolved by an amendment to the bond documents executed as of February 1, 2002.

     The Company continues to be in default on loans totaling $25.6 million, which are secured by mortgages on the Riverview Ridge, Lopatcong, Pleasant View and Heritage Andover facilities, as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection.
There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults.

Suspension of Quarterly Cash Distributions to Shareholders

     Effective for the quarter ended September 30, 2000, the Company suspended the payment of cash distributions to its shareholders.
Effective January 31, 2001, the Company is precluded under its Credit Facility from paying distributions to its shareholders in excess of 110% of the amount required to be distributed to maintain its REIT status for federal income tax purposes. To qualify as a REIT, the Company must distribute with respect to each year at least 90% of its taxable income, excluding any net capital gain, to its shareholders. If the Company is unable to make any required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

     During 2000, the Company recorded significant bad debt expenses due to the bankruptcy filing by Genesis, related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses totaling approximately $13.5 million will be recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements. See "Item 8. Financial Statements and Supplementary
Data - Note 12" for additional information.

     Based on the amount of these losses, the Company does not believe it would have to make any distributions to its shareholders until at least December 2002 for REIT qualification purposes. Distributions by the Company are at the discretion of its board of trustees. The Company currently anticipates that it will address its distribution policy during the latter part of 2002. Such policy will depend upon various factors, including the minimum distribution required under federal tax law to maintain REIT status, the Company's cash available for distribution, limitations or restrictions under various debt covenants and other cash uses deemed appropriate by the Company.

New York Stock Exchange Listing

     On August 8, 2000, the Company was notified by the New York Stock Exchange ("NYSE") that it had fallen below the continued listing criteria relating to total market capitalization and minimum share value. Under the NYSE rules, the Company submitted a plan demonstrating that it could attain the continued listing criteria within 18 months. During the third quarter of 2001 the Company was notified by the New York Stock Exchange that, based on then recent trading prices of the Company's common shares, the Company had met the NYSE's continued listing standards and, therefore, the NYSE was removing the Company from its "Watch List." In accordance with the NYSE rules, the Company will be subject to a 12-month follow-up period during which the Company will be reviewed to ensure that it does not again fall below any of the NYSE's continued listing standards.

Investments

     Investment Policies

     At December 31, 2001, the Company's investments consisted primarily of senior housing and other healthcare facilities leased to operators under long-term operating leases. In prior periods, the Company's investments also included term and construction loans. As of December 31, 2001 all such loans have been repaid.

     Operating leases are normally secured by the underlying real estate, guarantees and/or cash deposits. As of December 31, 2001, cash deposits aggregating approximately $3.3 million were held by the Company as security for operating leases. In addition, the leases are generally cross-defaulted with any other leases or other agreements between the operator or any affiliate of the operator and the Company, which were entered into at the time the leases were executed. The Company's operating leases include fixed and minimum rent leases, which normally include annual rate increases, and percentage rent leases. Percentage rent leases generally require rents based upon a fixed percentage of facility revenues throughout the lease term. See "Business -
Investments - Properties - Operating Leases."

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

     Investment Portfolio

     The Company's consolidated investments in real estate properties at December 31, 2001 are reflected in the following table:

-----------------------------------------------------------------------------------------------
                                   Percentage  Number    Number Investment  Number of  Number
                      Investments      of        of        of      per      Operators   of
  Type of Facility        (1)      Portfolio Facilities  Beds(2)  Bed(3)      (4)     States(5)
-----------------------------------------------------------------------------------------------
                                      (dollars in thousands)
Assisted Living
   Facilities          $ 96,154       49.2%       10        894    $108       2          2
Independent Living
   Facilities             4,178        2.1         1         72      58       1          1
Skilled Nursing
   Facilities            80,236       41.0         8      1,259      64       3          2
Medical Office and
   Other Buildings       15,054        7.7         4          -       -       3          3
                     --------------------------------------------
Total Properties       $195,622      100.0%       23      2,225
                     ============================================

___________

1. Includes investments in real estate properties aggregating $186.4 million, before reductions for accumulated depreciation, and credit enhancements on several owned properties which aggregated $9.2 million.

2. Based upon the number of private and semi-private beds/units currently in service.

3. Investment per Bed was computed by using the respective facility investment amount divided by number of beds/units currently in service for each respective facility.

4. Genesis or Genesis Equity Investees managed 19 of the properties under management agreements with the tenants. See "Transactions with Genesis" and "Item 2 - Properties."

5. The Company has investments in properties located in five states, occupied by six different tenants not including the medical office building tenants.

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

        Operating Leases

     Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, is leased to an operator pursuant to a long-term lease. These leases generally have fixed terms of 5 to 12 years and contain one or more five to ten-year renewal options. Some of these leases provide for rents based on a specified percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period.

     The net consolidated carrying value of the Company's leased properties aggregated $166.7 million at December 31, 2001, excluding credit enhancements aggregating $9.2 million on various properties. Credit enhancements consisted of $5.4 million in bond and operating reserve funds required in connection with outstanding debt issues on three facilities, security deposits of $3.3 million on various facilities and mortgage escrow accounts of $0.5 million.

     Term and Construction Loans

        Term Loans

     At December 31, 2001, the Company did not have any outstanding investments in term loans. On December 21, 2001, the Company received approximately $8.7 million in full payment of, the outstanding term loan receivables. These term loans were first mortgage loans and the borrower under each of these loans was Genesis or a Genesis Equity Investee. The proceeds from the repayment of the above mentioned loans were used to pay down the Company's bank Credit Facility. See "Real Estate Loans Receivable".

        Construction Loans

     At December 31, 2001, the Company did not have any outstanding investments in construction loans. On October 10, 2001, the Company received approximately $10.1 million in full payment of the Montchanin construction loan receivable, including accrued interest, from an unrelated third party. In addition, on December 21, 2001, the Company received approximately $3.5 million in full payment of a construction loan receivable from Genesis. The proceeds from the repayment of the above mentioned loans were used to pay down the Company's bank Credit Facility. See "Real Estate Loans Receivable".

     As of December 31, 2001, the Company has no obligation, nor intention, to provide additional construction or term funding.

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

        ET Capital Corp.

     The Company has (a) a nonvoting 95% equity interest in and (b) $3.1 million in loans to ET Capital Corp. ("ET Capital"), net of a bad debt allowance of $5.9 million. The voting 5% equity interest in ET Capital is owned by Mr. McCreary.

     As of December 31, 2001, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida ("AGE"), which ET Capital acquired in two separate transactions from Genesis during 1998. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital.

     Management of ET Capital has determined, based on the decrease in the underlying cash flows generated by the properties securing the note, that the value of the underlying collateral may not be sufficient to satisfy the borrower's obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the year ended December 31, 2000.

     In addition, ET Capital has notes receivable aggregating $3.2 million and $0.9 million at December 31, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries, respectively. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14%, with interest and principal payable monthly. ET Capital recorded $0.5 million and $0.1 million, respectively in interest income for the year ended December 31, 2001 related to the above mentioned notes.

     At December 31, 2001, ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million, which were used to partially fund ET Capital's investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to this note. In addition, ET Capital has loans payable to the Company aggregating $3.3 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The proceeds from these loans were used to partially fund ET Capital's other investments.

     The Company recorded $0.8 million and $0.7 million in interest income for the years ended December 31, 2001 and 2000, respectively, on the notes receivable from ET Capital. The Company also recorded a loss of $0.3 million and $7.2 million related to the portion of its equity interest in ET Capital's results of operations for the years ended December 31, 2001 and 2000, respectively. See Note 6 of the Company's consolidated financial statements included in this Form 10-K.

     In May 2001, ET Capital was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not-for-profit entities, including AGE, who own skilled nursing facilities that were formerly managed by Genesis. The third party complaint arises from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its third party complaint, AGE asserts, among other things, that by acquiring loans from Genesis secured by second mortgage liens on properties owned by AGE, ET Capital joined with Genesis in an effort to defraud AGE. These loans total $7.8 million and were acquired by ET Capital in 1998. ET Capital believes that the complaint is without merit and intends to vigorously defend its position.

        ET Sub-Meridian Limited Partnership, L.L.P.

     The Company has a 99% limited partnership interest in ET Sub-Meridian. Mr. McCreary owns the 1% general partner interest through a limited liability company of which he is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it acquired from Genesis in 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

     In connection with the ET Sub-Meridian transaction, the Company agreedto indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss.

     ET Sub-Meridian has real estate investments and long-term debt of $99.5 million and $104.2 million and $103.0 million and $105.4 million, respectively, at December 31, 2001 and 2000. Included in long term debt, ET Sub-Meridian has a $17.6 million subordinated demand loan bearing interest at 12% payable to the Company in connection with the above transaction. The Company recorded $2.1 million in interest income on this loan for the years ended December 31, 2001 and 2000. As described above, as part of the restructuring of the lease and loan transactions between Genesis and the Company, on January 31, 2001, the Company acquired from Genesis a $8.5 million loan receivable from ET Sub-Meridian that had been guaranteed by the Company. The interest rate on this loan is 8%.
The Company recorded interest income of $0.6 million on this loan for the eleven months ended December 31, 2001. The Company recorded losses of $2.0 million and $2.5 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the years ended December 31, 2001 and December 31, 2000, respectively. See Note 6 of the Company's consolidated financial statements included in this Form 10-K for additional information.

        ET Sub-Cabot Park, LLC
        ET Sub-Cleveland Circle, LLC

     The Company has a 99% non-managing member interest in ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, each of which owns a single assisted living facility. The 1% managing member interest in these companies is owned by a limited liability company of which Mr. McCreary is the sole member.

     ET Sub-Cabot and ET Sub-Cleveland have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at December 31, 2001, bearing interest at 12%. The Company recorded $381,000 and $382,000 in interest income for the years ended December 31, 2001 and 2000, respectively, in connection with these demand loans.

     In addition, these companies have loans payable to ET Capital aggregating $3.2 million at December 31, 2001 and 2000. These loans mature at various dates from April 2008 to December 2011and bear interest at 14% with interest and principal payable monthly.

     The Company recorded aggregate losses of $272,000 and $342,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the years ended December 31, 2001 and 2000, respectively. These two entities have real estate investments and aggregate long-term debt of $29.2 million and $29.7 million, respectively, at December 31, 2001. For 2000, the real estate investments and aggregate long-term debt was $30.2 million. See
Note 6 of the Company's consolidated financial statements included in this Form 10-K for additional information.

     At December 31, 2001, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC received aggregate lease payments of $3.1 million in 2001 from Genesis Equity Investees. See "Business - Investments - Investments in the Company's Equity Investees."

Transactions with Genesis

     The Company's headquarters are currently located at 101 East State Street, Suite 100, Kennett Square, PA 19348. The Company leases its corporate office space from Genesis under an operating lease, which expires on May 31, 2003. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building.

     Effective January 31, 2001, the Company restructured its lease and loan agreements with Genesis and Multicare, which is now a wholly owned subsidiary of Genesis. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy" for additional information.

     At December 31, 2001, the Company and its Equity Investees had the following investments in real estate properties managed by Genesis or Genesis Equity Investees:

                               Genesis (1)         Genesis Equity Investees (2)
                       Number of     Investment       Number of     Investment
                     Properties (3)  Amount (3)    Properties (3)   Amount (3)
                     --------------  -----------   --------------  -------------
                                       (dollars in thousands)
ElderTrust                 13          $80,927             6          $64,554
ElderTrust Equity
  Investees (4)             7           99,522             2           29,201

__________

(1)   Represents Genesis and its consolidated subsidiaries.
(2) Represents entities in which Genesis accounts for its investment using the equity method of accounting.
(3) Represents investments in real estate properties owned by the Company or entities in which it accounts for its investment using the equity method of accounting.
(4) Represents entities in which the Company accounts for its investment using the equity method of accounting.

     Below is a description of the lease transactions which comprise the information in the above table.

     Transactions between the Company and Genesis

     At December 31, 2001, the Company leased twelve properties to Genesis under percentage and minimum rent leases, each for an initial ten-year period with two five-year renewals. Genesis also leased space under a fixed rent lease in one medical office building. The terms of this lease are for up to five years, subject to renewal. Additionally, Genesis managed one property leased by the Company to an unrelated third party. The Company received lease payments of $7.6 million in 2001 on properties leased to or managed by Genesis.

     In addition to the foregoing transactions, during 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million. These loans were repaid by Genesis in December 2001. The proceeds from these loan repayments were used by the Company to reduce the balance outstanding under the Credit Facility. Interest income recorded by the Company during 2001 on all the loans repaid by Genesis in December 2001 totaled $1.3 million.

     Transactions between the Company and Genesis Equity Investees

     At December 31, 2001 the Company leased six properties under minimum rent leases to entities in which Genesis accounts for its investment using the equity method of accounting. The Company received lease payments of $7.1 million in 2001 from these Genesis Equity
Investees.

     Transactions between the Company's Equity Investees and Genesis

     At December 31, 2001, ET Sub-Meridian, an Equity Investee of the Company, subleased seven properties to Genesis under minimum rent leases, each for an initial ten-year period with a ten-year renewal option. ET Sub-Meridian received sublease payments of $9.9 million in 2001 from Genesis. See "Business - Investments - Investments in the Company's Equity Investees."

     Transactions between the Company's Equity Investees and Genesis Equity Investees

     At December 31, 2001, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, Equity Investees of the Company, each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC received aggregate lease payments of $3.1 million in 2001 from Genesis Equity Investees. See "Business - Investments - Investments in the Company's Equity Investees."

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

     Medicare and Medicaid Reimbursement

     The Company's lessees and borrowers who operate skilled nursing facilities are reimbursed by the Medicare and Medicaid programs for their products and services. As a whole, the legislative changes since 1997 have reduced reimbursement payments under these programs, which has resulted in lower lease coverage ratios on the skilled nursing facilities leased by the Company to its tenants. Also, the Company's lessees and borrowers may experience increases in time periods between submission of Medicare and Medicaid program claims and receipt of payments due to increased regulatory action and governmental budgetary constraints.
Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Medicare has also increased its utilization of managed care contracting for providing services to Medicare beneficiaries. Such mechanisms could have the impact of reducing utilization of and reimbursement to the Company's lessees.

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

     The Refinement Act addresses certain reductions in Medicare reimbursement resulting from the Balanced Budget Act. Under the Refinement Act, the federal per diem rate established under PPS was increased by 20% for 15 categories of Medicare patients in skilled nursing facilities starting April 1, 2000 and continuing until the later of October 1, 2000 or changes to PPS are made to better account for patients in such categories which has yet to occur (although this provision has been superseded by a subsequent law described below).
The federal rates for all categories will be increased by 4% in fiscal years 2001 and 2002. For cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may elect to receive Medicare payments based 100% on the federal per diem rate rather than partially on a federal per diem rate and partially on a pre-PPS facility specific rate. Certain services (such as prostheses and chemotherapy drugs) for skilled nursing facility patients are being paid by Medicare in addition to the PPS per diem amounts which began April 1, 2000. The caps on rehabilitation therapy services required by the Balanced Budget Act have been suspended for 2000 and 2001.

     At the state level, the Balanced Budget Act also repealed rules which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications.

     On December 21, 2000, BIPA ("Benefits Improvement and Protection Act") was signed into law. This legislation required Medicare to increase the nursing component of the rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. In addition, BIPA eliminated a one percent reduction in the update formula for payment rates for federal fiscal year 2001. The legislation also changed the 20% add-on to 3 of the 15 rehabilitation Resource Utilization Groups
(RUG) categories to a 6.7% add-on to all 14 rehabilitation RUG categories effective for services furnished from April 1, 2001, until the date that certain RUG refinements are made. In addition, BIPA revised the consolidated billing requirements to the Balanced Budget Act to limit these requirements to skilled nursing facility residents in a Medicare Part A stay and to therapy services provided in a Part A or Part B stay. The moratorium on the $1,500 therapy caps was extended through calendar year 2002.

     The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees to monitor and comply with all reporting requirements and to ensure appropriate payments are being received.

     PPS has negatively impacted many operators in the skilled nursing industry, including Genesis and Multicare. There can be no assurances that the Company's lessees will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, the Refinement Act, BIPA, or by future changes in regulations or interpretations of such regulations. See "Business - Government Regulation" and "Business - Risk Factors."

Government Regulation

     The long-term care segment of the healthcare industry is highly regulated. Operators of skilled nursing facilities are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, compliance with building and safety codes and environmental laws. Operators of skilled nursing facilities also are subject to periodic inspections by governmental and other authorities to assure continued compliance with various standards, the continued licensing of the facility under state law, certification under the Medicare and Medicaid programs and the ability to participate in other third party payment programs. Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions of skilled nursing facilities and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. The failure to obtain or maintain any required regulatory approvals or licenses could prevent an operator from offering services or adversely affect its ability to receive reimbursement for services and could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility.

     Federal laws also impose civil and criminal penalties for submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that lessees of the Company's skilled nursing facilities or the provision of services and supplies by such lessees will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state regulatory authorities or that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of lessees to make rental payments to the Company.

     Both Medicare and the Pennsylvania Medicaid programs impose limitations on the amount of reimbursement available for capital-related costs, such as depreciation, interest and rental expenses, following a change of ownership, including a sale and leaseback transaction. Under Medicare reimbursement policies currently applicable to some facilities, the amount of Medicare reimbursement available to a skilled nursing facility for rental expenses following a sale and leaseback transaction may not exceed the amount that would have been reimbursed as capital costs had the provider retained legal title to the facility. Thus, if rental expenses are greater than the allowable capital cost reimbursement a skilled nursing facility would have received had the sale and leaseback transaction not occurred and the provider retained legal title, the amount of Medicare reimbursement received by the provider will be limited. Medicare began a three-year phase out of separate capital cost reimbursement for skilled nursing facilities beginning July 1, 1998 under provisions of the Balanced Budget Act that will provide reimbursement for capital-related costs through the facility's per diem rates for resident care without regard to the facility's actual capital costs. The Pennsylvania Medicaid program also limits capital cost reimbursement, basing reimbursement for capital-related costs for new owners (including rent paid by lessees) on the appraised fair rental value of the facility to the prior owner as determined by the Pennsylvania Department of Public Welfare. There can be no assurance that reimbursement of the costs of the Company's skilled nursing facilities under current or future reimbursement methodologies will be adequate to cover the rental payments owed to the Company by the lessees of these properties.

     Although not currently regulated at the federal level (except under laws of general applicability to businesses, such as work place safety and income tax requirements), assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address, among other things: personnel education, training and records, facility services, including administration of medication, assistance with self-administration of medication and limited nursing services, monitoring of wellness, physical plant inspections, furnishing of resident units, food and housekeeping services, emergency evacuation plans, and resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice.
In several states, assisted living facilities also require a certificate of need before the facility can be opened or expanded or before it can reduce its resident capacity or make other significant capital expenditures. Some of the Company's properties are licensed to provide independent living services, which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspection by government authorities.

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

     The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, an increasing number of enforcement cases against health care providers, including cases alleging deficiencies in the quality of care, are being brought by private individual "whistleblowers" under the "qui tam" provisions of the Federal Civil
False Claims Act. Competitors, employees of healthcare providers and others are incentivized to bring such claims because they share in any monetary recovery. The federal government has also issued fraud alerts concerning nursing services, double billings, home health services and the provision of medical supplies to nursing facilities, and a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas may come under closer scrutiny by the government or by "qui tam" plaintiffs. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of the Company's lessees or borrowers.
The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees or borrowers to meet their financial obligations to the Company.

Taxation

     General

     A corporation, trust or association meeting certain requirements may elect to be treated as a REIT for federal income tax purposes.
The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 to 860, inclusive, of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must satisfy a variety of complex organizational and operating requirements each year, including share ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income. The Company intends to operate in such manner as to continue qualifying as a REIT for federal income tax purposes for the year ended December 31, 2002 and in future periods, but no assurance can be given that the Company has operated or will continue to operate in such a manner so as to qualify or remain qualified as a REIT.

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

     To qualify as a REIT, the Company is required to distribute to its shareholders each year at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and any net capital gain. REIT taxable income is the otherwise taxable income of the REIT, subject to adjustments, including a deduction for dividends paid.

     During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. The Company expects to recognize the losses for federal income tax purposes the losses in 2001. Based on the amount of these losses, the Company does not believe it would have to make any distributions to its shareholders until at least December 2002 for REIT qualification purposes. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements. Should these losses when recognized exceed REIT taxable income computed without regard to these losses, any excess loss ("NOL") amount may be carried forward for deduction in the succeeding year. A NOL of a REIT in any given year may be carried forward until utilized but over no more than 20 years. REIT taxable income before reduction for the dividends paid deduction reported for 2000, the last year for which an income tax return has been prepared, was $3.1 million.

     NOL deductions may be subject to various limitations. The general limitation is that the deduction is limited to the current year's regular taxable income computed without regard to the loss deduction. For alternative minimum tax purposes, the general limitation is equal to 90% of the current year's alternative minimum taxable income computed without regard to the loss deduction. The applicable REIT distribution percentage requirement is applied against the greater of regular or alternative minimum taxable income. Other limitations include, but are not limited to, those imposed for a greater than 50% ownership change among the Company's 5% and greater owners during a test period, which is generally a three year period ending on each date there is a change in the ownership of Company stock held by a 5% or greater owner.

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

     The Company will be subject to tax at the highest corporate rate on its net income from "foreclosure property", regardless of the amount of its distributions, but the income would qualify under the REIT gross income tests. The highest corporate tax rate is currently 35%. The Company may elect to treat any real property it acquires by foreclosure after a default on a lease of, or on a loan secured by, the real property as foreclosure property if certain conditions are satisfied. With a valid election, the Company is permitted to derive revenues directly from the ownership of such property (rather than deriving rental revenues pursuant to the lease of such property) until the end of the second taxable year after the year of acquisition (subject to an extension of up to six years at the IRS' discretion) so long as an independent contractor
(which might but not necessarily in all circumstances include Genesis or its affiliates) operates the property within 90 days after the property is acquired. A tenant of the Company may qualify as an independent contractor for purposes of the foreclosure property rules if the property that is leased to the independent contractor is a "qualified health care property" and was under lease to the tenant or a third party at the time that the Company acquired the foreclosure property. If the property had been under lease to a third party, then the tenant could qualify as an independent contractor only if under the subsequent lease of the property to the tenant, the Company receives a substantially similar or lesser benefit in comparison to the prior lease. Similar rules would apply to treat as foreclosure property "qualified health care property" acquired by the Company as the result of the termination of a lease of such property except that such property would constitute foreclosure property until the close of the second taxable year following the year in which it was acquired, or for up to an additional four years if an extension is granted by the IRS.

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

     In addition, if a taxable REIT subsidiary ("TRS") pays interest or another amount to the Company that exceeds the amount that would generally be paid to an unrelated party in an arm's length transaction, the Company generally will be subject to an excise tax equal to 100% of such excess. Generally, a TRS is an entity taxable as a corporation in which a REIT owns an equity interest that, together with the REIT, elects treatment as a TRS and that does not operate either a healthcare or lodging facility or provide rights to any brand name under which a healthcare or lodging facility is operated. A TRS is not subject to the general asset tests applicable to the ownership of securities by a REIT (although not more than 20% of the value of the REIT's assets may be represented by securities of one or more TRSs). The Company's subsidiary, ET Capital Corp. elected, together with the Company, to be treated as a TRS of the Company effective January 1, 2001.

     Finally, notwithstanding the Company's status as a REIT, the Company may have to pay certain state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes, and will be subject to other state and local taxes resulting from the Operating Partnership's operations and asset ownership. ET Capital is subject to federal, state and local income taxes at regular corporate rates and, accordingly, to the extent it is required to pay such taxes, will have less cash available to distribute to its shareholders, including the Company.

     Failure To Qualify as a REIT

     While the Company intends to operate so as to qualify as a real estate investment trust under the Internal Revenue Code, if in any taxable year the Company fails to qualify, and certain relief provisions do not apply, its taxable income would be subject to tax (including any alternative minimum tax) at regular corporate rates. If that occurred, the Company might have to dispose of a significant amount of its assets or incur a significant amount of debt in order to pay the resulting federal income tax. Further distributions to its shareholders would not be deductible by the Company nor would they be required to be made.

     Distributions out of the Company's current or accumulated earnings and profits would be taxable to the Company's shareholders as dividends but, subject to certain limitations, could be eligible for the dividends received deduction for corporations. No portion of any distributions would be eligible for designation as a capital gain dividend. Further, the Company would no longer be deemed to pass through its "designated" undistributed capital gains and the related tax paid by the Company.

     Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

     The foregoing is only a summary of some of the significant federal income tax considerations affecting the Company and is qualified in its entirety by reference to the applicable provisions of the Internal Revenue Code, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof. Shareholders of the

Company are urged to consult their own tax advisors as to the effects of these rules and regulations on them. In particular, foreign shareholders should consult with their tax advisors concerning the tax consequences of ownership of shares in the Company, including the possibility that distributions with respect to the shares will be subject to federal income tax withholding.

Competition

     The Company competes with other healthcare REITs, real estate partnerships, healthcare providers and other investors, including but not limited to banks and insurance companies, in the acquisition, leasing and financing of healthcare facilities. Certain of these investors may have greater resources than the Company. Genesis and other lessees operating properties that the Company owns or that secure loans made by the Company compete on a local and regional basis with operators of other facilities that provide comparable services.
Operators compete for residents based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. The development of new assisted living facilities has outpaced the demand for these facilities in certain of the Company's markets. This oversupply of facilities has caused operators of some of our facilities to experience decreased occupancy, depressed margins and lower operating results, which has adversely affected their ability to make lease payments to the Company.

     Employees

     As of December 31, 2001, the Company employed seven full-time employees.

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

     We rely to a substantial degree upon contractual obligations in the form of leases with subsidiaries of Genesis and other entities in which Genesis has an equity ownership interest as our majority source of revenues and for our ability to meet our corporate obligations

     Approximately 71% of our consolidated assets at December 31, 2001 consisted of real estate properties leased to or managed by Genesis or Genesis Equity Investees, under agreements as manager or tenant. We recorded revenues in connection with these leases aggregating $14.8 million during 2001. On December 21, 2001, the Company received approximately $12.2 million in full payment of their mortgage and construction loan receivables. All of these proceeds were used to pay down the Company's bank Credit Facility to approximately $7.2 million at December 31, 2001. We recorded revenues in connection with the above mentioned loans aggregating $1.3 million from January 1 through December 21, 2001. In addition, our Equity Investees have also leased properties to Genesis or Genesis Equity Investees. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Although Genesis emerged from bankruptcy in October 2001 and has repaid its term and construction loan receivables, any failure of Genesis or Genesis Equity Investees to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to Genesis and the Genesis Equity Investees.

     We must obtain a further extension of our existing Credit Facility by August 31, 2002 or obtain replacement financing

     At December 31, 2001, the Company had $7.2 million outstanding under the Credit Facility, which matures on August 31, 2002. Based on the anticipated monthly payments to August 31, 2002, the Company estimates that there will be a balance due at maturity of approximately $3.0 million. If the Company is unable to negotiate a further extension of the Credit Facility or obtain replacement financing by August 31, 2002, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations. The interest rate on any new debt may be significantly higher than the interest rate on our existing Credit Facility. Additionally, we may be required to pay financing fees in connection with replacement financing or negotiating a further extension of our Credit Facility, which would reduce our cash flow.

     We must extend the maturity dates on $30 million of mortgages that come due on December 31, 2002 or we may lose the properties that secure the mortgages

     The Company has $30 million of mortgages secured by four properties
that mature on December 31, 2002.   The Company has the right to extend
the maturity of these mortgages for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property or borrower since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At December 31, 2001, the properties had a book value of $36.9 million. During 2001, the Company derived $4.0 million of revenues from the properties.

     Rising interest rates could adversely affect our cash flow because of variable rate debt

     At December 31, 2001, the Company had $7.2 million of variable rate indebtedness outstanding under the Credit Facility. Amounts outstanding under the Credit Facility bear interest at a floating rate 3.25% over one-month LIBOR (5.44% at December 31, 2001). In addition, we have variable rate mortgages of $30.0 million at December 31, 2001, with an interest rate of one-month LIBOR plus 300 basis points (5.19% at December 31, 2001). Assuming the Credit Facility and variable rate mortgage balances outstanding at December 31, 2001 of $37.2 million remains constant, each one percentage point increase in interest rates from 5.24% at December 31, 2001 would result in an increase in interest expense of approximately $372,000. Also, we may borrow additional money with variable interest rates in the future. Any increase in interest rates will adversely affect our cash flow and our ability to make distributions to our shareholders.

     Our degree of leverage could limit our ability to obtain additional financing and adversely affect our cash flow

     As of December 31, 2001, our debt to book capitalization ratio, which we calculate as total debt as a percentage of total debt plus the book equity attributed to our outstanding common shares and outstanding partnership units, was approximately 57.3%. We do not have a stated policy limiting the amount of debt that we may incur. If we increase our leverage it could pose risks to our shareholders, including that:

     * our debt service may increase, which could adversely affect our cash flow and, consequently, the amount available for distribution to our shareholders;

     * the risk that we will default on our indebtedness may increase;

     * we may be unable to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, development or other general corporate purposes, or our ability to obtain such financing on satisfactory terms may be impaired; and

     * we may be more vulnerable to a downturn in our business or the economy generally.

     Additionally, we do not have sufficient cash flow to repay indebtedness outstanding if our creditors require immediate repayment of these amounts or if the collateral underlying these amounts is insufficient to cover the outstanding balances.

     Our ability to grow will be significantly limited until the capital and credit markets improve

     The current economic recession, combined with the net reduction in Medicare reimbursement levels during and after 1998, which resulted in a significant curtailment of the willingness of banks to extend loans secured by healthcare-related real estate, has adversely impacted the debt and equity markets for healthcare-related companies. Because we rely on these markets to fund our growth, our ability to grow will be significantly limited until such time as these capital and credit markets improve.

     We depend upon external sources of capital

     To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund future capital needs, including those for acquisitions, from income from operations. We, therefore, rely on third party sources of capital which may or may not be available on favorable terms or at all. Our access to third party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of security holders' interests, and additional debt financing may substantially increase our leverage.

     Operators of our skilled nursing facilities rely on government and other third party reimbursement to make lease payments to us

     A significant portion of the revenues derived from the eight skilled nursing facilities owned by us is attributable to government reimbursement under Medicare and Medicaid to operators of these facilities. Although lease payments to us are not directly linked to the level of government reimbursement, to the extent that changes in these programs have a material adverse effect on the revenues derived from the skilled nursing facilities owned by us, these changes could have a material adverse impact on the ability of the lessees of the skilled nursing facilities that we own to make lease payments to us. Healthcare facilities also have experienced increasing pressures from private payers attempting to control healthcare costs that in some instances have reduced reimbursement to levels approaching that of government payers. We can make no assurance that future actions by governmental or other third party payers will not result in further reductions in reimbursement levels, or that future reimbursements from any payer will be sufficient to cover the costs of the facilities' operations. If reimbursement levels do not cover lease payments, the possibility exists that one or more of our lessees could default on their leases to us.

     Genesis is not obligated to guarantee leases of its wholly owned subsidiaries if Genesis assigns one or more of these leases to a non-wholly owned subsidiary or to a third party.

     Genesis currently guarantees the lease obligations of its wholly owned subsidiaries. Under these leases, any assignment of these leases would require our consent, which we may not unreasonably withhold. If Genesis assigns one or more of the leases to a non-wholly owned subsidiary or a third party, Genesis would no longer be obligated to guarantee the applicable leases. While we would evaluate the creditworthiness of any assignee in determining whether to provide our consent, any transferee could be less creditworthy than Genesis.

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

     Because Michael Walker serves as chairman and chief executive officer of Genesis and chairman of ElderTrust, he has a conflict of interest in matters involving Genesis and ElderTrust

     Michael R. Walker, ElderTrust's Chairman of the Board, is Chairman of the Board and Chief Executive Officer of Genesis. At December 31, 2001, Mr. Walker beneficially owned no common shares of Genesis and approximately 8.6% of the common shares of ElderTrust. Because he serves as chairman of both Genesis and ElderTrust, Mr. Walker has a conflict of interest with respect to ElderTrust enforcing the leases we entered into with Genesis.

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

     Additionally, if we prepay or refinance debt securing some of our properties or sell properties, Mr. Walker and other holders of units of limited partnership interest in the Operating Partnership may incur adverse tax consequences which are different from the tax consequences to us and our shareholders. Consequently, persons holding directly or indirectly units of limited partnership interest, including Mr. Walker, may have different objectives regarding the appropriate timing of such actions. While we have the exclusive authority as general partner under the partnership agreement to determine whether, when and on what terms to prepay or refinance debt or to sell a property, any of these actions would require the approval of our board of trustees. As Chairman of the Board of ElderTrust, Mr. Walker has substantial influence with respect to any of these actions, and could exercise his influence in a manner inconsistent with the interests of some, or a majority, of ElderTrust's shareholders.

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

     Healthcare industry regulation may adversely affect the operations of our lessees and their ability to make lease payments to us

     Any failure by our lessees to comply with applicable government regulations could adversely affect their ability to make lease payments to us. The long-term care segment of the healthcare industry is highly regulated. Operators of skilled nursing facilities are subject to regulation under various federal, state and local laws, including those relating to:

     * delivery and adequacy of medical care;

     * distribution of pharmaceuticals;

     * equipment utilized in their facilities;

     * personnel;

     * operating policies;

     * fire prevention;

     * rate-setting;

     * compliance with building and safety codes;

     * compliance with environmental laws;

     * periodic inspection by governmental and other authorities to ensure compliance with various standards;

     * licensing of facilities under state law;

     * certification for participation under the Federal Health Care Program, including Medicare and Medicaid; and

     * ability to participate in other third party payment programs.

     In addition, many states have adopted certificate of need or similar laws which generally require that the appropriate state agency approve acquisitions of skilled nursing facilities and determine that a need exists for certain bed additions, new services, capital expenditures or other changes.

     The failure to obtain or maintain any required regulatory approvals or licenses could prevent an operator of one or more of our facilities from offering services or adversely affect its ability to receive reimbursement for services. It also could result in the denial of reimbursement, temporary suspension of admission of new patients, suspension or decertification from a Federal Health Care Program, restrictions on the ability to expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. Federal law also imposes civil and criminal penalties for submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that our lessees will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or of state licensing authorities. Nor can there be any assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of our lessees to make their lease payments to us.

     Although not currently regulated at the federal level, except under laws of generally applicable to businesses, assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address:

     * personnel education;

     * training and records;

     * facility services, including administration of medication, assistance with self-administration of medication and the provision of limited nursing services;

     * monitoring of wellness;

     * physical plant inspections;

     * furnishing of resident units;

     * food and housekeeping services;

     * emergency evacuation plans; and

     * resident rights and responsibilities, including in certain states the right to receive certain healthcare services from providers of a resident's choice.

     In several states, assisted living facilities also require a certificate of need before the facility can be opened, expand or reduce its resident capacity or make significant capital expenditures. Several of our properties are licensed to provide independent living services, which generally involve lower levels of resident assistance. Like skilled nursing facilities and other healthcare facilities, assisted living facilities are subject to periodic inspections by government authorities. In most states, assisted living facilities, as well as skilled nursing and other healthcare facilities, also are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by our lessees to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in opening or expanding a facility. Any failure by our lessees to comply with these requirements could have a material adverse effect on their ability to make lease payments to us.

     Operators of our facilities also must comply with federal and state fraud and abuse laws

     Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Program anti-kickback law. These laws govern financial arrangements among healthcare providers and others that may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients or for purchasing, leasing, ordering (or arranging for or recommending the purchase, lease or order) of any goods, facilities, services or items for which payment can be made under a Federal Health Care Program. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. Operators of skilled nursing facilities are also subject to state and federal laws prohibiting the submission of

"false" or "fraudulent" claims. One of these laws, the Federal False Claims Act, can be enforced by a private individual "whistleblowers" in a "qui tam" case, and an increasing number of such cases, including cases alleging deficiencies in the quality of care, are being brought in the health care field. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities, and a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas have come under closer scrutiny by the government. Further, some states restrict certain business corporations from providing, or holding themselves out as a provider of, medical care. Sanctions for violation of any of these laws can include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of our lessees. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees to meet their financial obligations to the Company.

     We may encounter delays in substituting lessees or operators because the facility licenses are held by our lessees and not by us

     A loss of license or Medicare/Medicaid certification or default by one or more of our lessees could result in us having to obtain another lessee or substitute operator for the affected facility or facilities. Because the facility licenses for our properties are held by our lessees and not by us and because under the REIT tax rules we would have to find a new "unrelated" lessee to operate the properties following a default, we may encounter delays in exercising our remedies under the leases made by us or substituting a new lessee or operator in the event of any loss of licensure or Medical/Medicaid certification by a prior lessee or operator or a default by the operator of one or more of our facilities. See "Business - Genesis and Multicare Reorganization."

     Transfers of healthcare facilities require regulatory approvals and alternative uses of healthcare facilities are limited

     Because transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor lessees or we may be prohibited from transferring operations to a successor lessee. In addition, substantially all of our properties are special purpose facilities that may not be easily adapted to non-healthcare related uses.

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

     Because real estate investments are illiquid, we may not be able to sell properties when appropriate

     Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our shareholders. In addition, there are limitations under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

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

     Competition in the marketplace could adversely affect the ability of our lessees to make lease payments to us

	Lessees operating our owned properties compete on a local and regional basis with operators of other facilities that provide comparable services. Operators compete for residents based on a number of factors, including:

     * quality of care;

     * reputation;

     * physical appearance of facilities;

     * range and type of services offered;

     * family preferences;

     * physicians affiliated with the facility;

     * staff of the facility; and

     * price.

     There can be no assurance that operators of our facilities will be able to compete effectively. If they are unable to do so, their ability to make lease payments to us could be adversely affected.

     Overbuilding in the assisted living industry has resulted in decreased occupancy, depressed margins and lower operating results for operators of some of our assisted living facilities

     In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. In certain of our markets, the development of new assisted living facilities has outpaced the demand for these facilities. This oversupply of facilities has caused operators of some of our facilities to experience decreased occupancy, depressed margins and lower operating results, which has adversely affected their ability to make lease payments to the Company and could do so in the future.

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

     An unexpectedly high resident turnover rate could adversely affect the revenues derived by operators of our assisted living facilities, which could adversely affect their ability to make lease payments to us

     State regulations governing assisted living facilities require written resident agreements with each resident. These regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements entered into with operators of our assisted living facilities allow residents to terminate the agreement on 30 days' notice. Thus, operators of our assisted living facilities cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to one year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then the revenues derived by the operator of the facility could be adversely affected, which, in turn, would adversely affect the ability of the operator to make lease payments to us. In addition, the advanced age of assisted living residents means that resident turnover in assisted living facilities may be less predictable.

     New acquisitions may fail to perform as expected

     Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to acquire assisted and independent living facilities, skilled nursing facilities and medical office and other buildings. Newly acquired properties may fail to perform as expected, which could adversely affect our earnings and distributions to our shareholders.

     Some potential losses may not be covered by insurance

     We require our lessees to secure and maintain, comprehensive liability and property insurance that covers the Company, as well as the lessees and borrowers on all of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure shareholders that material losses in excess of insurance proceeds will not occur in the future.

     Our failure to comply with tax-exempt bond requirements for our Highgate and Woodbridge facilities could result in termination of the tax-exempt status or acceleration of the bonds

     Our indebtedness at December 31, 2001 includes approximately $19.6 million of tax-exempt bonds used to finance our Highgate and Woodbridge assisted living facilities. The bonds are subject to various requirements under the Internal Revenue Code. In addition, the bonds impose requirements on the operation of the facilities, including a requirement that at least 20% of the rental units in the facilities are occupied by tenants whose adjusted gross family income does not exceed 50% of the median gross income for the relevant geographic area. If our lessees do not comply with these requirements, the tax-exempt status of the bonds could be terminated or the bonds could be accelerated. In the event of such a termination or acceleration, our interest in the relevant property would be subordinate to the interests of the bondholder.

     Provisions of our declaration of trust and bylaws and Maryland law could inhibit changes in control

     Various provisions of our declaration of trust and bylaws and Maryland law may delay or prevent a change in control or other transactions that could provide our shareholders with a premium over the then-prevailing market price of their shares or which might otherwise be in the best interest of our shareholders. These provisions of our declaration of trust and bylaws include:

     * a classified board of trustees with the trustees divided into three classes with terms of three years each;

     * that the number of trustees may not be less than three nor more than nine, with the number of trustees fixed within this range by action of the board of trustees;

     * the authority of the board of trustees to fill vacancies for the remainder of the term of the class in which the vacancy occurred;

     * that trustees may be removed only for cause upon the affirmative vote of shareholders holding at least a majority of the shares entitled to be cast in an election of trustees;

     * the authority of the board of trustees to issue preferred shares of beneficial interest in one or more series without shareholder approval;

     * the exclusive authority of the board of trustees to amend the bylaws;

     * an advance notice bylaw requiring advance notice of shareholder nominations for trustee or new business proposals;

     * that special meetings of shareholders may be called only by the chairman, the president or at least one-third of the board of trustees;

     * a requirement of a vote of shareholders of not less than two-thirds of all the votes entitled to be cast on the matter to approve amendments to provisions of the declaration of trust that have an anti-takeover effect; and

     * the ownership limit described below which is primarily intended to satisfy requirements under the Internal Revenue Code for qualification as a REIT.

     Maryland law also provides protection for Maryland real estate investment trusts against unsolicited takeovers by protecting the board of trustees with regard to actions taken in a takeover context. Maryland law provides that the duties of trustees will not require them to (a) accept, recommend, or respond to any proposal by a person seeking to acquire control, (b) authorize the real estate investment trust to redeem any rights under, modify, or render inapplicable a shareholder rights plan, (c) make a determination under the Maryland Business Combination Statute or the Maryland Control Share Acquisition Statute, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control or the amount or type of consideration that may be offered or paid to shareholders in an acquisition. Maryland law also establishes a presumption that an act of a trustee satisfies the required standard of care. In addition, an act of a trustee relating to or affecting an acquisition or a potential acquisition of control is not subject under Maryland law to a higher duty or greater scrutiny than is applied to any other act of a trustee. Maryland law also provides that the duty of a trustee is only enforceable by the trust or in the right of the trust. A shareholder suit to enforce the duty of a trustee, therefore, can only be brought derivatively.

     Maryland law also expressly codifies the authority of a Maryland real estate investment trust to include in its charter a provision that allows the board of trustees to consider the effect of a potential acquisition of control on shareholders, employees, suppliers, customers, creditors and communities in which offices or other establishments of the trust are located. Our declaration of trust does not include a provision of this type. Maryland law also provides, however, that the inclusion or omission of this type of provision in the declaration of trust of a Maryland real estate investment trust does not create an inference concerning factors that may be considered by the board of trustees regarding a potential acquisition of control. This law may allow the board of trustees to reject an acquisition proposal even though the proposal was in the best interests of our shareholders.

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

     Our board of trustees has adopted a shareholder rights plan that could discourage a third party from making a proposal to acquire us

     In 1999, our board of trustees adopted a shareholder rights plan, which may discourage a third party from making a proposal to acquire us. Under the shareholder rights plan, preferred share purchase rights, which are attached to our common shares, generally will be triggered and become exercisable upon the acquisition of 15% or more of our outstanding common shares, or the commencement of a tender offer seeking at least that amount, unless our board of trustees amends the plan or redeems the rights. If triggered, these rights would entitle our common shareholders other than the acquirer whose rights would be voided to purchase our common shares, and possibly the common stock of the acquirer, at a price equal to one-half of the market value of our common shares.

     We have a share ownership limit primarily for REIT tax purposes

     To qualify and maintain qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding common shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities. In addition, in order for rent paid by the Company's tenants to qualify for purposes of the gross income tests applicable to REITs, no tenant (including Genesis) nor any person who constructively owns 10% or more of the outstanding shares of Genesis or any other tenant may own actually or constructively 10% or more, in value or voting rights, of our outstanding shares of beneficial interest. Primarily to facilitate compliance with these requirements, our declaration of trust prohibits ownership, directly or by virtue of the attribution provisions of the Tax Code, by any single shareholder of more than 8.6% of the issued and outstanding common shares and generally prohibits the ownership, directly or by virtue of these attribution rules, by any single shareholder of more than 9.9% of any class or series of preferred shares of beneficial interest. We refer to this as the "ownership limit." The federal tax laws include complex share ownership rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares of a number of related shareholders. Absent any such exemption or waiver by the board of trustees, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares.

     Our failure to qualify as a REIT would cause us to be taxed as a corporation

     We believe that we were organized and operated in a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 1998, and we currently intend to continue to operate as a REIT during future years. We can give no assurance, however, that we currently qualify or will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds its assets in partnership form. We can make no assurances that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification as a REIT.

     If we fail to qualify as a REIT or to maintain our REIT status, we will be subject to federal and state income taxes, including any alternative minimum tax on our taxable income, at regular corporate rates. Moreover, unless entitled to statutory relief, we will be disqualified from treatment as a REIT for the four taxable years following the year in which REIT qualification is lost. If we failed to qualify as a REIT, our net income available for investment or distribution to our shareholders would be significantly reduced because of the additional tax liability to us for the years involved. In addition, distributions to our shareholders would no longer be required to be made by us. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits. However, subject to limitations under the Internal Revenue Code, corporate distributions may be eligible for the dividends received deduction with respect to our distributions. Our failure to qualify as a REIT also would cause an event of default under our Credit Facility and other indebtedness.

     To qualify as a REIT, we currently are required to distribute to our shareholders with respect to each year at least 90% of our taxable income, excluding net capital gain (with respect to our taxable years that ended prior to January 1, 2001, we were required to distribute 95% of the amount to so qualify). In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for that year and any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to the extent necessary to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the Operating Partnership.

     Special considerations apply to us because of the nature of our assets

     The manner in which we derive income from the assisted and independent living facilities and skilled nursing facilities we own is governed by special considerations in satisfying the requirements for REIT qualification. Because we would not qualify as a REIT if we directly operated an assisted or independent living facility or a skilled nursing facility, we lease such facilities to a healthcare provider, such as a subsidiary of Genesis, which operates the facilities. To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, our lessees, including the subsidiaries of Genesis that lease some of our properties, must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that our lessees are not "related party tenants." If the leases were not respected as true leases for federal income tax purposes or if our lessees were regarded as "related party tenants," we would not be able to satisfy either of the two gross income tests applicable to REITs and we would lose our REIT status. See "Risk Factors-Our failure to qualify as a REIT would cause us to be taxed as a corporation" above.

     In the event the leases expire and are not renewed, we will have to find a new lessee that is not related to us to lease and operate the properties in order to continue to qualify as a REIT. We are able to elect to treat property acquired as a result of an expired lease as foreclosure property if certain conditions are satisfied. With a valid election, we would be permitted to derive revenues directly from the ownership of such property rather than deriving rental revenues attributable to the lease of such property until the end of the second taxable year following the year of the lease termination but only if an independent contractor begins to operate the property within 90 days after the lease is terminated. The net income from the foreclosure property would be subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests.

     In the event of a default on either a lease of, or a mortgage secured by, an assisted or independent living facility or skilled nursing facility, to maintain our REIT qualification, we would either have to immediately lease the property to a lessee that is not related to us, or make a foreclosure election and engage a new healthcare provider. Although with a valid election, we would be permitted to operate the facility for 90 days after taking possession of the facility pursuant to applicable U.S. Treasury regulations without jeopardizing our REIT status, the fact that the facility licenses are held by our lessees or borrowers may preclude us from doing so under applicable healthcare regulatory requirements. The REIT requirements and applicable healthcare regulatory requirements could deter us from exercising our remedies in the event of a default even though such exercise otherwise would be in our best interests.

     We pay some taxes

     Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. ET Capital Corp., in which we have a 95% nonvoting equity interest, also is subject to federal, state and local taxes on its net income. In addition, as a taxable REIT subsidiary, ET Capital Corp. is subject to special rules that may result in increased taxes. Several Internal Revenue Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of federal income taxation.
For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

     Various factors have affected and are likely to continue to affect our common share price

     Various factors have affected and are likely to continue to affect our common share price, including:

     * our financial performance and our dependence on Genesis as the primary operator of our facilities;

     * the financial performance of Genesis and other lessees of our facilities;

     * the market prices of other healthcare REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies; and

     * general stock and bond market conditions.

     Our common share price is affected by changes in our earnings and cash distributions

     We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions also would likely adversely affect the market price of our common shares.

     Shares available for future sale could adversely affect the market price of our common shares

     At December 31, 2001, 390,210 units of limited partnership interest in the Operating Partnership are owned by minority interests. These units are redeemable by the holder for cash or, at our election, common shares, subject to certain limitations. In addition, we have reserved a total of 779,340 common shares for issuance pursuant to our 1998 share option and incentive plan, of which 418,934 are exercisable share options as of December 31, 2001. The Company also has reserved a total of 350,000 common shares for issuance pursuant to our 1999 share option and incentive plan, of which 6,000 are exercisable share options as of December 31, 2001. We cannot predict the effect that future sales of any of these common shares, or the perception that such sales could occur, will have on the market prices of our outstanding common shares.

     Environmental problems are possible and can be costly

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

     * we or the operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by them in connection with the contamination;

     * environmental laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

     * even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     * third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

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

     Failure of operators to comply with environmental laws regarding the use and disposal of hazardous substances and infectious medical wastes could adversely affect their ability to make lease payments to us

     The operation of healthcare facilities also involves the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. These activities may result in:

     * damage to individuals, property or the environment;

     * interruption of operations and increases in costs;

     * legal liability, damages, injunctions or fines;

     * investigations, administrative proceedings, penalties or other governmental agency actions; and

     * costs that are not covered by insurance.

     We can make no assurance that our lessees will not incur liability in connection with the use and disposal of hazardous substances and infectious medical waste, which could have a material adverse effect on their ability to make lease payments to us.

ITEM 2.     PROPERTIES

     The following table sets forth certain information comprising the Company's investments in owned real estate property as of December 31, 2001. At December 31, 2001, the Company's properties were encumbered by mortgage loans and bonds aggregating $106.8 million and bearing interest at a weighted average rate of 8.1%. These mortgage loans mature from December 2002 through September 2025. See Note 8 to the Company's Consolidated Financial Statements included in this Form 10-K for additional information.


                                    Number of                     Annualized
Property                     State   Beds(3)    Investment(4)   Rental Income(5)
-------------------------    -----  ---------  ---------------  ----------------
                                                 (dollar amounts in thousands)
Assisted Living Facilities:
   Heritage Woods *      (1)  MA         126         $12,493          $1,076
   Berkshire *           (1)  PA          75           4,700             275
   Lehigh *              (1)  PA          75           4,200             199
   Sanatoga *            (1)  PA          85           3,600             324
   Willowbrook *         (1)  PA          54           6,464             297
   Riverview Ridge       (1)  PA          96           6,586             603
   Woodbridge                 PA          90          12,460             960
   Highgate at
    Paoli Pointe         (1)  PA          81          14,680           1,241
   Heritage at
    North Andover        (1)  MA          97          12,151           1,183
   Heritage at
    Vernon Court         (1)  MA         115          18,820           1,753
                                     ---------  ---------------  -------------
Total Assisted Living                    894          96,154           7,911
                                     ---------  ---------------  -------------

Independent Living Facilities:
   Pleasant View         (1)  NH          72           4,178             410
                                     ---------  ---------------  -------------
Total Independent Living                  72           4,178             410
                                     ---------  ---------------  -------------

Skilled Nursing Facilities:
   Rittenhouse CC *      (1)  PA         183           9,956             822
   Lopatcong CC          (1)  NJ         153          15,157           1,297
   Wayne NRC             (2)  PA         113           8,465             830
   Belvedere NRC         (1)  PA         160          12,545             632
   Phillipsburg CC       (1)  NJ          94           2,406             179
   Chapel NRC            (1)  PA         240          12,305           1,709
   Harston Hall NCH      (1)  PA         196           7,835             847
   Pennsburg Manor NRC   (1)  PA         120          11,567           1,155
                                     ---------  ---------------  -------------
Total Skilled Nursing                  1,259          80,236           7,471
                                     ---------  ---------------  -------------

Medical Office and Other Buildings:
   Professional Office
    Building I                PA                       4,602           1,027
   DCMH Medical Office
    Building                  PA                       8,376           1,587
   Salisbury Medical
    Office Bldg.          (1) MD                       1,451             195
   Lacey Branch Office
    Building                  NJ                         625              65
                                     ---------  ---------------  -------------
Total Medical Office and Other                        15,054           2,874
                                     ---------  ---------------  -------------
Total Properties:                      2,225        $195,622         $18,666
                                     ---------  ---------------  -------------

_________________
      * Represent properties included in the Company's borrowing base for the Credit Facility and pledged as collateral.

     (1) Represent properties that are leased to and/or managed by Genesis or Genesis Equity Investees. See "Transactions with Genesis."

     (2) Represents property managed by Genesis but leased by an unrelated third party. See "Transactions with Genesis."

     (3) Based upon the number of private and semi-private beds in service at December 31, 2001.

     (4) Includes investments in real estate properties aggregating $186.4 million, before reductions for accumulated depreciation and includes credit enhancements on several properties, which aggregated $9.2 million. Credit enhancements include bond and operating reserve funds aggregating $5.4 million, security deposits of $3.3 million and mortgage escrow accounts of $0.5 million.

     (5) Reflects contract rate of annual base rent under fixed and minimum rent leases and estimated rent under percentage rent leases assuming rental income for these properties consistent with 2001.

     The Company's interest in the Woodbridge facility was previously classified as "held for sale". As previously disclosed, the sale was expected to close during the later part of 2001. In November 2001, the Company's management made a decision to remove the Woodbridge facility from the held for sale category. The Company recorded $59,000 in depreciation expense for the period covering November and December 2001, based on the adjusted carrying value of $9.7 million at November 1, 2001. In February 2002, the Company announced that it had entered into a new lease and purchase option agreement, for the Woodbridge facility with a new tenant, who is an affiliate of Newton Senior Living LLC, for an initial lease term of 10 years commencing on February 1, 2002.

     The Company holds a fee interest in each of its properties except for the Professional Office Building I and the DCMH Medical Office Building (in which the Company owns a condominium unit), which are leasehold interests subject to long-term ground leases from unaffiliated companies.

     Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, are leased principally to healthcare providers pursuant to long-term triple net leases. The leases generally have fixed terms of 5 to 12 years and contain multiple five to ten-year renewal options. These properties are leased principally under percentage and minimum rent leases. These lessees are required to insure, repair, rebuild and maintain the leased properties. The leases with tenants in the medical office and other buildings are generally fixed rent leases, which provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period. Some of the lessees are required to insure, repair, rebuild and maintain the leased properties. The Company believes that its leased properties are adequately insured under insurance policies maintained by the lessees. See "Business - Investments - Owned Property - Operating Leases."

ITEM 3.     LEGAL PROCEEDINGS

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2001, through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange and the distributions paid per share for the periods indicated.

                                                      Cash
                                                 Distributions
Quarter Ended              High        Low         Per Share
---------------------    --------    -------    ----------------
December 31, 2001         $8.85       $6.83       $       -
September 30, 2001         7.50        5.00               -
June 30, 2001              5.19        3.45               -
March 31, 2001             3.75        2.38               -

December 31, 2000          2.81        0.94               -
September 30, 2000         1.38        0.69               - (1)
June 30, 2000              3.63        0.56            0.30
March 31, 2000             7.69        2.69            0.30

     (1) Effective beginning with the quarter ended September 30, 2000, the Company suspended the payment of quarterly distributions to its shareholders.

     Effective January 31, 2001, the Company is precluded under its Credit Facility from paying distributions to its shareholders in excess of 110% of the amount required to be distributed to maintain its REIT status for federal income tax purposes. To qualify as a REIT, the Company must distribute with respect to each year at least 90% of its taxable income, excluding any net capital gain, to its shareholders.

     During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses totaling approximately $13.5 million will be recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements.

     Based on the amount of these losses, the Company does not believe it would have to make any distributions to its shareholders until at least December 2002 for REIT qualification purposes. Distributions by the Company are at the discretion of its board of trustees. The Company currently anticipates that it will address its distribution policy during the latter part of 2002. Such policy will depend upon various factors, including the minimum distribution required under federal tax law to maintain REIT status, the Company's cash available for distribution, limitations or restrictions under various debt covenants and other cash uses deemed appropriate by the Company.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the years ended December 31, 2001, 2000, 1999 and the period from January 30,
1998 through December 31, 1998 and as of December 31, 2001, 2000, 1999 and 1998, is derived from the consolidated financial statements of the Company. The following data should be read together with the Company's consolidated financial statements and related notes, and other financial information included in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        2001     2000     1999     1998
                                     ---------------------------------------
                                     (in thousands, except per share data)
Operating Data:
  Revenues                             $25,630  $26,584   $28,141  $21,233
  Expenses:
    Property expenses                    1,250    1,128     1,124      975
    Interest expense                    11,728   14,007    13,136    6,256
    Depreciation                         5,678    5,850     5,788    4,460
    General and administrative,
     separation agreement and
     start-up expenses                   3,253    3,622     5,412    4,648
    Loss on impairment of long-
     lived assets                          450    5,306         -        -
    Bad debt expense                       116    9,522         -        -
                                      --------------------------------------
           Total expenses               22,475   39,435    25,460   16,339
                                      --------------------------------------
  Equity in losses of unconsolidated
   entities, net                        (2,590) (10,010)   (2,482)    (648)
  Minority interest                        (41)   1,531       (19)    (273)
                                      --------------------------------------
  Net income (loss) before
   extraordinary item                      524  (21,330)      180    3,973
  Extraordinary item, net of
   minority interest                         -        -    (1,210)       -
                                      --------------------------------------
  Net income (loss)                       $524 ($21,330)  ($1,030)  $3,973
                                      ======================================

Per share information:
  Basic net income (loss) per share:
--------------------------------------
   Basic net income (loss) per share
    before extraordinary item            $0.07   ($3.00)    $0.03    $0.54
                                      ======================================
   Basic net income (loss) per share     $0.07   ($3.00)   ($0.14)   $0.54
                                      ======================================
   Weighted average basic common
    shares outstanding                   7,184    7,119     7,198    7,369
                                      ======================================

  Diluted net income (loss) per share:
--------------------------------------
  Diluted net income (loss) per share
   before extraordinary item             $0.07  ($3.00)     $0.03    $0.54
                                      ======================================
  Diluted net income (loss) per share    $0.07  ($3.00)    ($0.14)   $0.54
                                      ======================================
  Weighted average diluted common
   shares outstanding                    7,442   7,119      7,198    7,369
                                      ======================================
  Distributions per share                $0.00   $0.60      $1.46    $0.97
                                      ======================================


                         December 31, December 31, December 31, December 31,
                            2001         2000         1999         1998
                         ---------------------------------------------------
                                             (in thousands)
Balance Sheet Data:
  Real estate properties,
   net                      $166,660    $149,804    $171,681     $176,129
  Real estate loans
   receivable, net                 -      41,559      48,646       47,899
  Bank credit facility         7,174      38,720      39,670       90,204
  Mortgages, bonds and
   notes payable             107,715     108,947     110,084       53,728
  Total liabilities          119,916     152,931     155,053      149,162
  Total shareholders'
   equity                     80,998      80,099     103,440      113,296




                            2001         2000         1999         1998
                         ---------------------------------------------------
                                             (in thousands)

Other Data:
  Funds from Operations(1)   $10,579     ($6,620)     $9,939       $9,518
  Cash flow provided by
   operating activities       11,146       7,499      16,727       13,742
  Cash flow provided by
   (used in) investing
   activities                 20,855        (313)     (4,855)    (205,402)
  Cash flow provided by
   (used in) financing
   activities                (32,430)     (7,686)    (10,539)     193,932

__________

     The following table presents the Company's Funds from Operations for the years ended December 31, 2001, 2000 1999 and 1998:

                                         2001    2000    1999 (1)   1998 (1)
                                      --------------------------------------
                                                (in thousands)
Funds from Operations:
  Net income (loss)                     $ 524 ($ 21,330) ($ 1,030) $ 3,973
  Minority interest                        41    (1,531)      (67)     273
                                      --------------------------------------
  Net income (loss) before minority
    interest                               565   (22,861)   (1,097)   4,246
  Adjustments to derive funds from
    operations:
   Add:
    Real estate depreciation and
     amortization:
      Consolidated entities              5,660     5,976     5,963    4,664
      Unconsolidated entities            4,488     4,489     4,492    1,243
    Impairment charges on real
     estate properties                     450     5,306         -        -
    Extraordinary loss on debt
     extinguishment                          -         -     1,296        -
                                      --------------------------------------
  Funds from Operations before
   allocation to minority interest      11,163    (7,090)   10,654   10,153
  Funds from Operations allocable
   to minority interest                   (584)      470      (715)    (635)
                                      --------------------------------------
  Funds from Operations attributable
   to the common shareholders          $10,579  ($ 6,620)  $ 9,939  $ 9,518

(1) For comparison, purposes the years ended December 31, 1999 and 1998 were restated to conform to the new FFO definition.

(2) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October, 1999 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations includes both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable operating property. For comparative purposes, Funds from Operations for periods prior to 2000 have been restated to conform to the new definition of Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a self-managed and self-administered REIT that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company is the sole general partner of the Operating Partnership and conducts primarily all of its operations through the Operating Partnership.

     At December 31, 2001, the Company's consolidated assets primarily consisted of a portfolio of 23 healthcare properties aggregating $166.7 million in assets. The portfolio consists of ten assisted living facilities, eight skilled nursing facilities, one independent living facility and four medical office and other buildings, which are leased back to the prior owners or other third parties. These facilities comprised approximately 92% of the Company's consolidated assets at December 31, 2001.

     Approximately 71% of the Company's consolidated assets at December 31, 2001 consisted of real estate properties leased to or managed by Genesis or Genesis Equity Investees. In addition, the Company's Equity Investees have also leased properties to Genesis or Genesis Equity Investees. Revenues recorded by the Company in connection with these leases aggregated $14.8 million in 2001. As a result of these relationships, the Company's revenues and ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of our properties leased to such entities.

     In addition to the facilities leased or managed by Genesis or Genesis Equity Investees, during 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million. These loans were repaid by Genesis in December 2001. The proceeds from these loan repayments were used by the Company to reduce the balance outstanding under the Credit Facility. Interest income recorded by the Company during 2001 on the loans repaid by Genesis in December 2001 totaled $3.1 million.

Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy

     On June 22, 2000, Genesis and The Multicare Companies, Inc., formerly a 43.6% owned non-consolidated subsidiary of Genesis and a borrower of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. During 2000, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

     Under the more significant terms of the agreement with Genesis:

     (1) Twenty-one of the then existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

         * Two leases were modified to reduce combined rents for the properties by $745,000 per year;

         * One lease was modified to create an early termination right commencing on December 31, 2002; and

         * One lease was modified to permit the Company to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property. The lease remains in effect at December 31, 2001.

     (2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the leases were sold to Genesis for $1.25 million; such amount being paid through an increase in the notes receivable described in (4) below;

     (3) An $8.5 million loan previously guaranteed by the Company and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of the Company, was conveyed to the Company in a manner to effect an $8.5 million reduction in amounts owed to the Company by Genesis;

     (4) The maturity date for three loans (Oaks, Coquina and Mifflin) made by the Company to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June
         30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing (these loans were repaid by Genesis in December
         2001).  In addition, the asset transfer agreements were terminated;
         and

     (5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by the Company to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5% (this loan was repaid by Genesis in December 2001).

     Under the terms of the agreement with Multicare, the Company acquired three properties which had secured three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a fair value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare affiliates under long-term operating lease agreements. The Company had no other transactions with this entity.

     On September 12, 2001, Genesis announced that the U.S. Bankruptcy Court had approved the Genesis and Multicare joint plan of reorganization, subject to certain minor modifications. On October 2, 2001, Genesis announced that it, along with Multicare, had successfully completed their reorganization and had emerged from bankruptcy. Genesis also announced that upon the acceptance of the reorganization plan Multicare became a wholly owned subsidiary of Genesis.

Suspension of Quarterly Cash Distributions to Shareholders

     Effective beginning with the quarter ended September 30, 2000, the Company suspended the payment of cash distributions to its shareholders. Effective January 31, 2001, the Company is precluded under its Credit Facility from paying distributions to its shareholders in excess of 110% of the amount required to be distributed to maintain its REIT status for federal income tax purposes. To qualify as a REIT, the Company must distribute with respect to each year at least 90% of its taxable income, excluding any net capital gain, to its shareholders.

     During 2000, the Company recorded significant bad debt expenses due to the bankruptcy filing by Genesis related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses totaling approximately $13.5 million will be recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements.

     Based on the amount of these losses, the Company does not believe it would have to make any distributions to its shareholders until at least December 2002 for REIT qualification purposes. Distributions by the Company are at the discretion of its board of trustees. The Company currently anticipates that it will address its distribution policy during the latter part of 2002. Such policy will depend upon various factors, including the minimum distribution required under federal tax law to maintain REIT status, the Company's cash available for distribution, limitations or restrictions under various debt covenants and other cash uses deemed appropriate by the Company.

Critical Accounting Policies

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

     The Company's critical accounting policies are as follows:

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Any impairment recognized is measured by the amount by which the carrying amount of the assets exceeds its estimated fair value.

     Revenue Recognition

     The Company's real estate assets are leased to operators primarily through long-term triple-net leases. These leases generally take the
form of percentage, minimum or fixed rents.   Lease payments are
recognized as revenue when earned, based on the provisions of the underlying leases. The Company reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Company records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

     Investments in Unconsolidated Entities

     The Company has several investments in entities in which the controlling voting interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company accounts for these investments using the equity method of accounting.

     Investments in limited partnerships accounted for under the equity method of accounting recognize losses only to the extent of the limited partner's investment and advances made. The limited partner will recognize losses in excess of its investment, including advances, if it has guaranteed performance under any debt or other obligations of the limited partnership.

      A summary of the Company's investments in its equity investees follows:

     ET Capital Corp.

     The Company has (a) nonvoting 95% equity interest in and (b) $3.1 million in loans to ET Capital Corp. ("ET Capital"), net of a bad debt allowance of $5.9 million. The voting 5% equity interest in ET Capital is owned by Mr. McCreary.

     As of December 31, 2001, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida ("AGE"), which ET Capital acquired in two separate transactions from Genesis during 1998. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital.

     Management of ET Capital has determined, based on the decrease in the underlying cash flows generated by the properties securing the note, that the value of the underlying collateral may not be sufficient to satisfy the borrower's obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the year ended December 31, 2000.

     In addition, ET Capital has notes receivable aggregating $3.2 million and $0.9 million at December 31, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries,
respectively.   These loans mature at various dates from April 2008 to
December 2011 and bear interest at 14%, with interest and principal payable monthly. ET Capital Corp. recorded $0.5 million and $0.1 million, respectively in interest income for the year ended December 31, 2001.

     At December 31, 2001, ET Capital's long-term debt includes two demand promissory notes payable to the Operating Partnership aggregating $5.9 million, which were used to partially fund ET Capital's investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to this loan. In addition, ET Capital has loans payable to the Company aggregating $3.1 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The proceeds from these loans were used to partially fund ET Capital's other investments.

     The Company recorded $0.8 million and $0.7 million in interest income for the years ended December 31, 2001 and 2000, respectively, on the notes receivable from ET Capital. The Company also recorded losses of $0.3 million and $7.2 million related to the portion of its equity interest in ET Capital's results of operations for the years ended December 31, 2001 and 2000, respectively.

     In May 2001, ET Capital was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not-for-profit entities, including AGE, which own skilled nursing facilities that were formerly managed by Genesis. The third party complaints arise from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its third party complaint, AGE asserts, among other things, that by acquiring in 1998 the $7.8 million of loans from Genesis secured by second mortgage liens on properties owned by AGE, ET Capital joined with Genesis in an effort
to defraud AGE.   ET Capital believes that the complaint is without merit
and intends to vigorously defend its position.

     ET Sub-Meridian Limited Partnership, L.L.P.

     The Company has a 99% limited partnership interest in ET Sub-Meridian. Mr. McCreary owns the 1% general partner interest through a limited liability company of which he is the sole member. ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it acquired from Genesis in 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to Genesis for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases.

     In connection with the ET Sub-Meridian transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss.

     ET Sub-Meridian has real estate investments and long-term debt of $99.5 million and $104.2 million and $103.0 million and $105.4 million, respectively, at December 31, 2001 and 2000. Included in long term debt, ET Sub-Meridian has a $17.6 million subordinated demand loan bearing interest at 12% payable to the Company in connection with the above transaction. The Company recorded $2.1 million in interest income on this loan for the years ended December 31, 2001 and 2000. As described above, as part of the restructuring of the lease and loan transactions between Genesis and the Company, on January 31, 2001, the Company acquired from Genesis a $8.5 million loan receivable of ET Sub-Meridian that had been guaranteed by the Company. The interest rate on this loan is 8%. The Company recorded interest income of $0.6 million on this loan for the eleven months ended December 31, 2001. The Company recorded losses of $2.0 million and $2.5 million related to the portion of its equity interest in ET Sub-Meridian's results of operations for the years ended December 31, 2001 and 2000, respectively. See Note 6 of the Company's consolidated financial statements for additional information.

     ET Sub-Cabot Park, LLC
     ET Sub-Cleveland Circle, LLC

     The Company has a 99% non-managing member interest in ET Sub-Cabot Park and LLC, and ET Sub-Cleveland Circle, LLC, each of which owns a single assisted living facility. The 1% managing member interest in these companies is owned by a limited liability company of which Mr. McCreary is the sole member.

     Et Sub-Cabot Park and ET Sub-Cleveland Circle have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at December 31, 2001, bearing interest at 12%. The Company recorded $381,000 and $382,000 in interest income for the years ended December 31, 2001 and 2000, respectively, in connection with these demand loans.

     In addition, these companies have loans payable to ET Capital aggregating $3.2 million at December 31, 2001 and 2000. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% with interest and principal payable monthly.

     The Company recorded aggregate losses of $272,000 and $342,000 related to its equity interest in ET-Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the years ended December 31, 2001 and 2000, respectively. These two entities have real estate investments and aggregate long-term debt of $29.2 million and $29.7 million, respectively, at December 31, 2001. For 2000, the real estate investments and aggregate long-term debt was $30.2 million. See
Note 6 of the Company's consolidated financial statements included in this Form 10-K for additional information.

     At December 31, 2001, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC received aggregate lease payments of $3.1 million in 2001 from Genesis Equity Investees. See Note 6 of the Company's consolidated financial statements for additional information.

Results of Operations

     Year ended December 31, 2001 compared to the year ended December 31,
        2000

        Revenues

     Rental revenues were $18.8 million for 2001 as compared to $18.6 million for 2000. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $14.8 million, or 79% of total rental revenues, for 2001 compared to $14.8 million, or 80% of total revenues for 2000.

     Interest income was $2.7 million for 2001 as compared to $4.5 million, net of amortization of deferred loan costs of $145,000 for 2000, a 40.2% decrease. This decrease was a result of debt restructuring involving Genesis and Multicare during 2000, which was completed during 2001. The decrease was also due to the pay-off of loans which were not part of the restructuring with Genesis. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy." During 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million. These loans were repaid by Genesis in December 2001. The proceeds from these loan repayments were used to reduce the balance outstanding under the Credit Facility. Interest income recorded by the Company during 2001 on all the loans repaid by Genesis in December 2001 totaled $1.3 million. During 2001, another borrower repaid a $10.2 million loan receivable from the Company, the proceeds of which were also used to reduce the outstanding balance under the Credit Facility. Interest income, net of bad debt expense, recorded by the Company during 2001 on this loan totaled $0.8 million.
At December 31, 2001, the Company did not have any remaining loan receivables. Accordingly, the Company does not anticipate recognizing interest income from loan receivables in subsequent periods.

     Interest from unconsolidated Equity Investees was $3.9 million for 2001 as compared to $3.3 million for 2000. This represents a 20.5% increase over the prior year. This increase is primarily due to the interest payments received by the Company related to a $8.5 million note receivable from ET Sub-Meridian, an unconsolidated subsidiary of the Company. This loan, which was previously guaranteed by the Company and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of the Company, and was conveyed to the Company in January 2001 in a manner to effect an $8.5 million reduction in amounts owed to the Company by Genesis under the terms of the restructuring with Genesis. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy."

        Expenses

     Property operating expenses principally relate to medical office buildings, which are subject to leases that do not require the lessees to pay all property operating expenses. Property operating expenses for these properties were $1.3 million for 2001 compared to $1.1 million for 2000. Property operating expenses as a percentage of medical office building rental revenues increased to 43.5% for 2001 from 38.2% for 2000.

     Interest expense, which includes amortization of deferred loan costs of $0.7 million, was $11.7 million for 2001 as compared to $14.0 million, net of amortization of deferred loan costs of $0.6 million for 2000.
The decrease of $2.3 million is due to lower LIBOR rates and lower third party debt balances outstanding. The Credit Facility and mortgages and notes payable to third parties decreased from $146.7 million at December

31, 2000 to $113.9 million at December 31, 2001, respectively, including a $31.5 million reduction in the outstanding balance under the Credit Facility. The weighted average interest rate on outstanding third party debt decreased from 8.5% at December 31, 2000 to 7.1% at December 31, 2001. The Company's interest rate on the Credit Facility was 5.44% at December 31, 2001 compared to 9.63% at December 31, 2000. Amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR.

     Depreciation on real estate properties was approximately $5.7 million for 2001 compared to $5.9 million for 2000. This decrease is primarily due to the Woodbridge property being held for sale for the ten months ended October 31, 2001. During the held for sale period the property was not depreciated, as required under SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of".

     General and administrative expense was approximately $3.3 million for 2001 compared to $3.6 million for 2000. This decrease is primarily due to decreased compensation for officers of approximately $0.2 million, a decrease of $0.7 million in connection with property due diligence for investment transactions that were not completed in 2000 offset, in part, by an increase in legal expenses of approximately
$0.6 million relating to the Genesis and Multicare lease and loan restructuring transactions and the resolution of the Woodbridge property new lease agreement.

     Bad debt expense was $0.1 million for 2001 and $9.5 million for 2000. The bad debt expense recorded in 2000 resulted from impairment charges recorded on real estate loans receivable of $7.1 million, investments in and advances to unconsolidated entities of $1.4 million and a note receivable from a former officer of the Company of $990,000.

     Loss on impairment of long-lived assets was $0.5 million for 2001 and $5.3 million for 2000. The loss on impairment of long-lived assets recorded in 2000 resulted primarily from fair market value adjustments on real estate properties held for sale at December 31, 2000.

     The net losses recorded by the Company for its investment in ET Sub-Meridian, ET Capital, ET Sub-Cleveland Circle and ET Sub-Cabot Park were $2.6 million for 2001 and $10.0 million for 2000. The net decrease in net equity in losses of unconsolidated subsidiaries is primarily due to the bad debt expense of $7.8 million recorded by ET Capital during 2000. See "Investments in Unconsolidated Entities".

   Year ended December 31, 2000 compared to the year ended December 31,
     1999

        Revenues

     Rental revenues for 2000 and 1999 were stable at $18.6 million. Rental Revenues attributable to Genesis and Genesis Equity Investees totaled $14.8 million, or 80% of total rental revenues, for 2000 compared to $14.7 million, or 80% of total revenues, for 1999.

     Interest income was $4.5 million, net of amortization of deferred loan costs of $145,000, for 2000 as compared to $5.7 million, net of amortization of deferred loan costs of $227,000 for 1999, a 19.6% decrease. This decrease was a result of debt restructuring involving Genesis and Multicare during 2000. See "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis Emergence from Bankruptcy".

     Interest from unconsolidated Equity Investees was $3.3 million for 2000 as compared to $3.8 million for 1999. This represents a 14.6% decrease over the prior year. This decrease was primarily due to ET Capital not making its second, third or fourth quarter 2000 interest payments to the Company on its notes payable related to the AGE second mortgage transactions. See "Investments in Unconsolidated Entities".

        Expenses

     Property operating expenses principally relate to medical office buildings, which are subject to leases that do not require the lessees to pay all property operating expenses. Property operating expenses for these leased properties were stable at $1.1 million for 2000 and 1999. Property operating expenses as a percentage of medical office building rental revenues decreased to 38.2% for 2000 as compared to 42.9% for 1999.

     Interest expense, which includes amortization of deferred loan costs of $0.6 million for 1999, was $14.0 million for 2000 as compared to $13.1 million for 1999. The increase of $0.9 million is due to fluctuations in the LIBOR rate to the Credit Facility terms that required the Company to pay a monthly facility fee in an amount equal to 0.0625% (0.75%) of the outstanding balance. This increase in interest expense of $1.8 million was partially offset by a reduction in amortization of deferred loan costs of $0.9 million. Third party debt, which includes the Credit Facility and mortgages and notes payable, decreased from $148.7 million at December 31, 1999 to $146.7 million at December 31, 2000. The weighted average interest rate on outstanding third party debt increased from 8.4% at December 31, 1999 to 8.5% at December 31, 2000. The Company's interest rate on the Credit Facility was 9.63% at December 31, 2000 and 9.25% at December 31, 1999.
After January 31, 2001, amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR under the Fourth Amendment to the Credit Agreement.

     Depreciation on real estate properties was approximately $5.8 million for both 2000 and 1999.

     General and administrative expenses were $3.6 million for 2000 as compared to $2.6 million for 1999, an increase of 38.5%. The increase was primarily due to increased compensation for officers and the expenses of $0.7 million in connection with property due diligence for investment transactions that were not completed.

     Bad debt expense of $9.5 million for 2000 resulted from impairment charges recorded on real estate loans receivable of $7.1 million, investments in and advances to unconsolidated entities of $1.4 million and a note receivable from a former officer of the Company of $990,000.

     An extraordinary loss of $1.2 million, net of a minority interest benefit of $86,000, was recorded for 1999 in connection with the prepayment of an existing mortgage loan.

     Losss on impairment of long-lived assets was $5.3 million for 2000. The loss on impairment of long-lived assets recorded in 2000 resulted primarily from fair market value adjustments on real estate properties held for sale at December 31, 2000.

     The net losses recorded by the Company for its investment in ET Sub-Meridian, ET Capital, ET Sub-Cleveland Circle and ET Sub-Cabot Park were $10.0 million for 2000 and $2.5 million for 1999. The net increase in net equity in losses of unconsolidated entities is primarily due to the bad debt expense of $7.8 million recorded by ET Capital during 2000. See "Investments in Unconsolidated Entities".

Liquidity and Capital Resources

     Net cash provided by operating activities was $11.1 million for 2001 as compared to $7.5 million for 2000. This increase in cash of $3.6 million is comprised of the following (a) an increase in net income of $21.8 million offset, in part, by (b), the net decrease in bad debt of $9.4 million, (c) the net decrease in loss on impairment of long-lived assets of $4.9 million,
(d) the net decrease in minority interest and equity in losses from unconsolidated entities of $5.8 million, (e) the net decrease in depreciation and amortization of $0.2 million and (f) increased by the net change in operating assets and liabilities of $2.1 million.

     Net cash provided by investing activities was $20.9 million for 2001 compared to net cash used in investing activities of $0.3 million for 2000. Net cash provided by investing activities for the year ended December 31, 2001 included (a) $21.7 million received in principal payments on loans receivable, (b) $0.2 million in proceeds from affiliates offset by (c) $0.8 million net increase in deposits and restricted cash.

     Net cash used in financing activities was $32.4 million for 2001 compared to $7.7 million for 2000. The net cash used in financing activities for 2001 principally included $31.4 million in payments on the Credit Facility and $1.2 million in payments on mortgages. Net cash used in financing activities for 2000 included (a) $0.8 million in payments of deferred financing fees, (b) $1.0 million in payments on the Credit Facility, (c) $1.1 million in payments on mortgages payable, (d) $4.6 million in distributions to shareholders and minority interests and
(e) $0.2 million related to the purchase of partnership units.

     At December 31, 2001, the Company's consolidated net real estate investments in properties and loans aggregated $166.7 million as compared to $202.7 million as of December 31, 2000. This decrease of $36.0 million primarily resulted from (a) Genesis paying approximately $12.2 million to the Company in full payment of their term and construction loan receivables in December 2001, (b) an unrelated third party paid to the Company approximately $10.2 million including principal and interest in full payment of their construction loan receivable during October, 2001 and (c) approximately $12.5 million in loan receivables were exchanged for three assisted living facilities which secured by these loans. The proceeds of $22.4 million were used to reduce the balance outstanding under the Company's Credit Facility. Working capital (deficit) was ($49.6) million and ($21.5) million at December 31, 2001 and 2000, respectively. The increase in the working capital (deficit) at December 31, 2001 compared to 2000 was primarily due to the inclusion in current liabilities of three mortgages secured by four properties with unpaid principal balances totaling $30.0 million that will mature in December 2002. The Company has the right to extend the maturity of each of these mortgages for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property, or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to the Company. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At December 31, 2001, the properties had a book value of $36.9 million. During 2001, the Company derived $4.0 million of revenues from the properties.

     The working capital deficit also includes the $7.2 million balance owed under the Credit Facility, which matures on August 31, 2002. Based on the anticipated monthly payments to August 31, 2002, the Company estimates that there will be a balance due at maturity of approximately $3.0 million. Based on the significant reduction during 2001 in the amount outstanding under the Credit Facility and the Company's payment history, the Company believes that it will be successful in negotiating a further extension of the Credit Facility that will enable it to pay-off all amounts outstanding under the Credit Facility within a reasonable period of time. If the Company is unable to negotiate a further extension of the Credit Facility or obtain replacement financing by August 31, 2002, or for any other reason the Operating Partnership were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations.

     Cash and cash equivalents were $2.7 million and $3.1 million at December 31, 2001 and December 31, 2000, respectively. The Company's management believes that available cash and cash equivalents should be sufficient to satisfy the Company's short-term working capital needs
(other than the repayment of amounts outstanding under the Credit Facility). The current economic recession, combined with the net reduction in Medicare reimbursement levels during and after 1998, which resulted in a significant curtailment of the willingness of banks to extend loans secured by healthcare-related real estate, has adversely impacted the debt and equity markets for healthcare-related companies. The Company depends on these markets to fund its long-term liquidity needs. The Company's ability to access the capital and credit markets will likely be significantly limited until such time as these markets improve. The Company does not have sufficient cash flow to repay indebtedness if its creditors require immediate repayment of these amounts or if the collateral underlying these amounts is insufficient to cover the outstanding balances.

     As of December 31, 2001, the Company had shareholders' equity of $81.0 million and Credit Facility borrowings and mortgages, bonds and notes payable, including notes payable to third parties, aggregating $114.9 million, which represents a debt to equity ratio of 1.42 to 1. This was a decrease from 1.83 to 1 at December 31, 2000. This decrease was due primarily to a net decrease of $32.8 million in such indebtedness and a net increase in shareholders' equity of $0.9 million. The net decrease in third party indebtedness resulted primarily from repayments of third party indebtedness aggregating $1.2 million and repayments under the Credit Facility of $31.5 million. The net increase in shareholders' equity primarily resulted from stock options exercised during the year of $0.2 million, and net income aggregating $0.5 million for 2001.

Credit Facility

     The Company has a line of credit agreement with Deutsche Bank. The Credit Facility is secured by properties with an aggregate book value of $41.4 million. Effective January 31, 2001, the Credit Facility was extended to August 31, 2002 (the "Fourth Amendment") and the covenants amended to, in part, cure the then existing covenant violations.

     In connection with the extension of the term of the Credit Facility to August 31, 2002, the Fourth Amendment to the Credit Facility (a) prohibited the Company from further borrowings under the facility, (b) required the Company to make monthly principal payments equal to the cash flow generated by the Company for the month, not to be less than $450,000 a month and (c) prevented the Company from paying distributions in excess of 110% of that amount required to maintain REIT status.

     With respect to the Fourth Amendment, the Company issued warrants to the lender to purchase 118,750 common shares at $1.70 per share. These warrants expire December 31, 2005.

     The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR and the previously required monthly facility fee has been eliminated. The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2001 was 5.44%. At December 31, 2001, the Company had $7.2 million outstanding under the Credit Facility. The Company is currently making monthly principal and interest payments to Deutsche Bank, equal to its monthly cash flow, not to be less than $450,000 a month . At December 31, 2001, the Credit Facility was secured by properties with a book value of approximately $41.4 million. Substantially all of the Company's other assets at December 31, 2001 secure other outstanding indebtedness of the Company.

     The terms of the Credit Facility extension reduced the Company's cash flows and impose limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants on their leases could adversely affect the Company's cash flow and its ability to pay its obligations.

     To qualify as a REIT, the Company must distribute to its shareholders each year at least 90% of its net taxable income, excluding any net capital gain. If the Company is unable to make any required shareholder distributions, then the Company may be unable to qualify as a REIT and be subject to federal income taxes.

Mortgage Defaults

     At December 31, 2000, as a result of failing to meet certain financial covenants, the Company was in default on two mortgage bonds totaling approximately $20.0 million which are guaranteed by the Company and secured by mortgages on the Highgate and Woodbridge facilities. Under amendments to the guaranty and bond documents executed on January 31, 2001, the Company is no longer in default of these covenants. Certain other defaults have been resolved by an amendment to the bond documents executed as of February 1, 2002.

     The Company continues to be in default on loans totaling $25.6 million, which are secured by mortgages on the Riverview Ridge, Lopatcong, Pleasant View and Heritage Andover facilities, as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults.

Contractual Obligations and Commercial Commitments

     The following table represents the Company's contractual obligations as of December 31, 2001 (amounts in thousands):

                                         Payments due by period:
                              ----------------------------------------------
                                        Less than  1 to 2  3 to 4   5 years
Contractual Obligations:        Total     1 year    years  years   and after
----------------------------------------------------------------------------
Long-term debt                 $106,773  $46,078   $2,234  $2,599  $55,862
Credit Facility                   7,174    7,174        -       -        -
Operating leases                     86       60       26       -        -
Other long-term obligations         942       85      209     279      369
                              ----------------------------------------------
Total contractual obligations  $114,975  $53,397   $2,469  $2,878  $56,231
                              ==============================================

     See Item 7A. "Qualitative and Qualitative Disclosures About Market Risk", and Note 8 of the Company's consolidated financial statements for additional information.

     As of December 31, 2001 the Company's commercial commitments consisted of the following:

     The Company provided two letters of credit aggregating $1.0 million in connection with the Woodbridge and Highgate bond documents.

     ET Sub-Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from a Genesis affiliate for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The purchase options are exercisable by ET Sub-Meridian in September 2008 for a cash exercise price of $66.5 million. ET Sub-Meridian subleased the facilities to a Genesis affiliate for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases. As part of this transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss. The Company's maximum remaining exposure under these indemnity agreements is $10.6 million.

     Additionally, the Company entered into an agreement in 1998 with respect to the NDNE properties (collectively, ET Sub-Vernon, ET Sub-Cabot and ET Sub-Cleveland) that allows all deductions for depreciation and low income housing tax credits ("LIHTC") on the NDNE properties to be allocated to the holders of the class C (LIHTC) units, of limited partnership interest of the Company, through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Company either disposes of all or any portion of its interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTC's actually allowed to the holders of the class C (LIHTC) units are subject to recapture pursuant to Section 42(j) of the Internal Revenue Code, the Company shall pay to such holders of the class C (LIHTC) units cash in an amount equal to the "credit recapture amount", if any, payable by the holders of the class C (LIHTC) units solely as the result of such disposition or other action. The Company also covenants that in the event that prior to December 31, 2013, the Company either disposes of all or any portion of the Company's interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the class C (LIHTC) units to have to recognize a "recapture" of all or any portion of the Depreciation deductions that have been specially allocated to them, the Company will pay to the holders of the class C (LIHTC) units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.

Financial Covenants

     The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Certain of the Company's other indebtedness also contains various financial and other covenants. At December 31, 2001, the Company was in compliance with these requirements.

     The following table sets forth the material financial covenants to which we are subject under the Credit Facility and our other indebtedness, and the degree to which we complied with those covenants as of December 31, 2001:

                                                 Actual Ratio/Test as of
Financial Covenant        Required Ratio/Test       December 31, 2001
------------------------------------------------------------------------
Minimum tangible net
 worth (1)                  $70.0 million             $81.0 million
Total leverage ratio        Less than 65%              50.2%
Minimum interest
 coverage Ratio (2)         Greater than 1.20           1.67
Minimum net asset value     $85.0 million            $145.5 million
EBITDA to interest expense  Greater than 1.20           1.57

(1) Under the bond documents for the bonds secured by the Company's Highgate and Woodbridge facilities, the Company is required to have a minimum tangible net worth of at least $75 million after September 30, 2002.
(2) This interest coverage ratio increases to 1.45:1 for the first six months of 2002, to 1.60:1 for the balance of 2002, to 1.80:1 for 2003 and thereafter to 1.90:1.

     See "Mortgage Defaults" above for information regarding non-financial covenant defaults on certain indebtedness.

Related Party Transactions

     Michael R. Walker, Chairman of the Board of the Company, is Chairman of the Board and Chief Executive Officer of Genesis. At December 31, 2001, he beneficially owned no common stock of Genesis and a 8.6% common share interest in the Company. The lease and loan restructurings with Genesis and Multicare were negotiated on behalf of the Company by its management and were approved by the Asset Management Committee of the Company's Board of Trustees. The members of that committee consist of Mr. McCreary and two of the Company's independent trustees. For information regarding transactions with the Company's Equity Investees, in which Mr. McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer has a controlling interest, see "Investments in Equity Investees." For information regarding transactions with Genesis and Genesis Equity Investees, see "Genesis and Multicare Chapter 11 Bankruptcy Filings; Lease and Loan Restructurings; Genesis and Multicare Emergence from Bankruptcy."

Funds from Operations

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect Funds from Operations on the same basis. The Company believes that Funds from Operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations using standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities using generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's financial performance, or to cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Effective January 1, 2000, Funds from Operations includes both recurring and non-recurring results of operations, except those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable property. For comparative purposes, Funds from Operations for periods prior to 2000 have been restated to conform to the new definition of Funds from Operations.

The following table presents the Company's Funds from Operations for the years ended December 31, 2001, 2000 and 1999:


                                        2001       2000      1999 (1)
                                     --------------------------------
                                             (in thousands)
Funds from Operations:
  Net income (loss)                      $524    ($21,330)  ($1,030)
  Minority interest                        41      (1,531)      (67)
                                     --------------------------------
  Net income (loss) before
    minority interest                     565     (22,861)   (1,097)
  Adjustments to derive funds
    from operations:
   Add:
    Real estate depreciation and
     amortization:
      Consolidated entities             5,660       5,976     5,963
      Unconsolidated entities           4,488       4,489     4,492
    Impairment charges on real
     estate properties                    450       5,306         -
    Extraordinary loss on debt
     extinguishment                         -           -     1,296
                                     --------------------------------
  Funds from Operations before
   allocation to minority interest     11,163      (7,090)   10,654
  Funds from Operations allocable
   to minority interest                  (584)        470      (715)
                                     --------------------------------
  Funds from Operations attributable
   to the common shareholders          $10,579    ($6,620)   $9,939
                                     --------------------------------

(1) For comparison, purposes the year ended December 31, 1999 was restated to conform to the new FFO definition.

The following table presents information from the Company's statement of cash flows for the years ended December 31, 2001, 2000 and 1999:

   Other Data:

  Cash flow provided by operating
   activities                          $11,146     $7,499   $16,727
  Cash flow provided by (used in)
   investing activities                 20,855       (313)   (4,855)
  Cash flow used in financing
   activities                          (32,430)    (7,686)  (10,539)

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

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' annual report on Form 10-K for the year ended September 30, 2001 and from Genesis' quarterly report on Form 10-Q for the quarter ended December 31, 2001 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").

     The Genesis financial data presented includes only the most recent interim and fiscal year end reporting periods. During 2001, Genesis filed a reorganization plan, which was approved by the United States Bankruptcy Court on September 13, 2001. The approval of the reorganization plan and emergence from bankruptcy resulted in a change of ownership for Genesis. Effective September 30, 2001, Genesis accounts for the change in ownership through "fresh-start" accounting, as a result, the consolidated information provided below for both the predecessor and successor company's are not comparable. The Company can make no representation as to the accuracy and completeness of Genesis' public filings. It should be noted that Genesis has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

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

     The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the quarter ended December 31, 2001 and the years ended September 30, 2001 and 2000.

                                          For the
                                       quarter ended   For the years ended
                                        December 31,      September 30,
                                       -----------------------------------
                                           2001          2001       2000
                                       -----------------------------------
                                       (in thousands except per share data)
                                       -----------------------------------
                                         Successor   Successor Predecessor
                                       -----------------------------------
        Genesis Operations Data
--------------------------------------
Net revenues                             $669,494  $2,569,937  $2,433,858
Operating income before debt
 restructuring, reorganization costs
 and capital and other costs (1) (4)       61,542     133,135    (138,280)
Debt restructuring and reorganization
 costs                                          -   1,115,785      62,795
Loss on sale of assets                          -         540       7,922
Multicare joint venture restructuring           -           -     420,000
Depreciation and amortization              15,794     107,283     116,961
Lease expense                               6,835      35,622      38,124
Interest expense, net                      13,059     119,317     203,570
                                       -----------------------------------
Income (loss) before income tax
 benefit, equity in net loss of
 unconsolidated affiliates,
 extraordinary items and cumulative
 effect of accounting change               25,854  (1,245,412)   (987,652)
Income tax                                 10,083           -           -
Income tax benefit                              -           -     (27,168)
                                       -----------------------------------
Income (loss) before equity in net
 loss of unconsolidated affiliates
 and extraordinary items                   15,771  (1,245,412)   (960,484)
Minority interest                            (157)     23,453     132,444
Equity in income (loss) of
 unconsolidated affiliates                    615     (10,232)     (2,407)
Extraordinary items, net of tax                 -   1,524,823           -
Cumulative effect of accounting
 change (3)                                     -           -     (10,412)
                                       -----------------------------------
Net income (loss)                          16,229     292,632    (840,859)
                                       -----------------------------------
Net income (loss) applicable to
 common shareholders (2)                  $15,599    $247,009   ($883,455)


                                           For the
                                        quarter ended  For the years ended
                                         December 31,     September 30,
                                      -------------------------------------
                                          2001           2001      2000
                                      -------------------------------------
                                      (in thousands, except per share data)
                                      -------------------------------------
                                       Successor     Successor  Predecessor
                                      -------------------------------------
Per common share data:
  Basic:
   Income (loss) before extraordinary
    items and cumulative effect of
    accounting change                   $ 0.38        ($26.27)   ($18.55)
   Net income (loss)                    $ 0.38          $5.08    ($18.77)
   Weighted average shares of common
    stock and equivalents               41,038         48,641     47,077
  Diluted:
   Income (loss) before extraordinary
    items and cumulative effect of
    accounting change                   $ 0.37        ($26.27)   ($18.55)
   Net income (loss)                    $ 0.37          $5.08    ($18.77)
   Weighted average shares of common
    stock and equivalents               42,108         48,641     47,077

     (1) Capital costs include depreciation and amortization, lease expense and interest expense.
     (2)  Net income (loss) reduced by preferred stock dividends.
     (3) Cumulative effect of accounting change relates to October 1, 1999 adoption of American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires start-up costs to be expensed as incurred.
     (4) Operating income is reduced by $374,708 of asset impairment and charges for the year ended September 30, 2000.


                              December 31,  September 30,  September 30,
                                  2001          2001           2000
                              ------------  -------------  -------------
                                       (dollars in thousands )

                               Successor      Successor     Predecessor

Balance Sheet Data
  Working capital              $355,454       $298,515       $304,241
  Total assets                1,867,182      1,834,580      3,127,899
  Liabilities subject to
   compromise                         -              -      2,446,673
  Long-term debt                643,305        603,268         10,441
  Shareholders' equity
   (deficit)                    850,478        834,858       (246,926)



     Multicare

     Effective October 2, 2001, as part of the reorganization, Multicare became a wholly-owned subsidiary of Genesis. Prior to the restructuring transaction, Genesis owned 43.6% of Multicare and accounted for its investment using the equity method of accounting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's bonds payable and most of the Company's mortgages payable bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Credit Facility and variable rate mortgages. The Company utilizes interest rate cap provisions within its debt agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The maturity schedule for the Company's fixed rate mortgages and bonds payable is as follows (in thousands):

                             2002       $ 16,078
                             2003          1,076
                             2004          1,158
                             2005          1,249
                             2006          1,350
                             Thereafter   55,862
                                        ---------
                                        $ 76,773
                                        =========

     At December 31, 2001, the fair value of the Company's fixed rate mortgages and bonds payable approximates its carrying value of $76.8 million.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. At December 31, 2001, the fair value of the Company's variable rate debt approximates its carrying value of $37.2 million. The weighted average interest rate on borrowings outstanding under the Credit Facility and variable rate mortgages was 5.24% at December 31, 2001. Assuming the Credit Facility and variable rate mortgage balances outstanding at December 31, 2001 of $37.2 million remains constant, each one percentage point increase in interest rates from 5.24% at December 31, 2001 would result in an increase in interest expense for the coming year of approximately $372,000. Amounts outstanding under the Credit Facility bear interest at a rate of 3.25% over the one-month LIBOR. Variable-rate mortgages bear interest at 3.00% over one-month LIBOR.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Independent Auditors' Report


The Board of Trustees and Shareholders
ElderTrust:


We have audited the accompanying consolidated balance sheets of ElderTrust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December
31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedules III and IV as listed in the accompanying index for Item 14(a) 2 on page 101. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                         /s/ KPMG LLP

McLean, VA.
January 16, 2002

                               ELDERTRUST
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 2001 and 2000
            (in thousands, except share and per share amounts)

                                                    2001         2000
                                                 -----------------------
                       ASSETS
Assets:
  Real estate properties, at cost                  $169,078   $148,939
  Less - accumulated depreciation                   (19,745)   (14,085)
  Land                                               17,327     14,950
                                                 -----------------------
     Net real estate properties                     166,660    149,804
  Properties held for sale, net of
   impairment allowance of $1,433                         -     11,365
  Real estate loans receivable, net of
   allowance of $7,087                                    -     41,559
  Cash and cash equivalents                           2,676      3,105
  Restricted cash                                     9,245      8,409
  Accounts receivable, net of allowance of
   $340 and $1,247, respectively                        386      1,466
  Accounts receivable from unconsolidated
   entities                                           1,552      1,905
  Prepaid expenses                                      403        483
  Investment in and advances to unconsolidated
   entities, net of allowance of $1,405 and
   $1,446, respectively                              24,033     18,137
  Other assets, net of accumulated amortization
   and depreciation of $2,817 and $2,840,
   respectively                                         600      1,454
                                                 -----------------------
              Total assets                         $205,555   $237,687
                                                 =======================


       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Bank credit facility                               $7,174    $38,720
  Accounts payable and accrued expenses               1,024      1,613
  Accounts payable to unconsolidated entities            11         12
  Mortgages and bonds payable                       106,773    107,932
  Notes payable to unconsolidated entities              942      1,015
  Other liabilities                                   3,992      3,639
                                                 -----------------------
              Total liabilities                     119,916    152,931
                                                 -----------------------

  Minority interest                                   4,641      4,657

Shareholders' equity:
  Preferred shares, $.01 par value; 20,000,000
   shares authorized; none outstanding                    -          -
  Common shares, $.01 par value; 100,000,000
   shares authorized; 7,336,331 and 7,119,000
   issued and outstanding, respectively                  73         71
  Capital in excess of par value                    120,750    120,377
  Deficit                                           (39,825)   (40,349)
                                                 -----------------------
    Total shareholders' equity                       80,998     80,099
                                                 -----------------------
               Total liabilities and
                shareholders' equity               $205,555   $237,687
                                                 =======================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ELDERTRUST
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended December 31, 2001, 2000 and 1999
                   (in thousands, except per share amounts)

                                                 2001     2000    1999
                                              ---------------------------
Revenues:
  Rental revenues                              $18,761  $18,601  $18,552
  Interest, net of amortization of
   deferred loan origination costs               2,715    4,542    5,653
  Interest from unconsolidated equity
   investees                                     3,920    3,252    3,809
  Other income                                     234      189      127
                                              ---------------------------
     Total revenues                             25,630   26,584   28,141
                                              ---------------------------

Expenses:
  Property operating expenses                    1,250    1,128    1,124
  Interest expense, including amortization
   of deferred finance costs                    11,728   14,007   13,136
  Depreciation                                   5,678    5,850    5,788
  General and administrative                     3,253    3,622    2,612
  Bad debt expense                                 116    9,522        -
  Loss on impairment of long-lived assets          450    5,306        -
  Separation agreement expenses                      -        -    2,800
                                              ---------------------------
     Total expenses                             22,475   39,435   25,460
                                              ---------------------------

Net income (loss) before equity in losses
 of unconsolidated entities, minority
 interest and extraordinary item                 3,155  (12,851)   2,681

Equity in losses of unconsolidated
 entities, net                                  (2,590) (10,010)  (2,482)
Minority interest                                  (41)   1,531      (19)
                                              ---------------------------
Net income (loss) before extraordinary item        524  (21,330)     180

Extraordinary item:
  Loss on extinguishment of debt                     -        -   (1,296)
  Minority interest in extraordinary item            -        -       86
                                              ---------------------------
Net income (loss)                                 $524 ($21,330) ($1,030)
                                              ===========================

Basic weighted average number of common
 shares outstanding                              7,184    7,119    7,198
                                              ===========================

Net income (loss) per share before
 extraordinary item - basic                      $0.07   ($3.00)   $0.03
                                              ===========================
Net income (loss) per share - basic              $0.07   ($3.00)  ($0.14)
                                              ===========================

Diluted weighted average number of common
 shares outstanding                              7,442    7,119    7,198
                                              ===========================

Net income (loss) per share before
 extraordinary item - diluted                    $0.07   ($3.00)   $0.03
                                              ===========================
Net income (loss) per share - diluted            $0.07   ($3.00)  ($0.14)
                                              ===========================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ELDERTRUST
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Years ended December 31, 2001, 2000, and 1999
                              (in thousands)

                                                                    Note
                                           Capital In           Receivable     Total
                          Shares    Common  Excess of           From Former Shareholders'
                        Outstanding Shares  Par Value  Deficit    Officer      Equity
                        ----------- ------ ---------- --------- ----------- -------------
Balances at December
 31, 1998                  7,245     $ 72   $ 120,028  $(3,204)   $(3,600)    $ 113,296
                        ----------- ------ ---------- --------- ----------- -------------
 Repurchase of common
  shares                    (126)      (1)      (922)        -          -          (923)
 Net loss                      -        -          -    (1,030)         -        (1,030)
 Distributions                 -        -          -   (10,513)         -       (10,513)
 Forgiveness of loan
  to former officer            -        -          -         -      2,600         2,600
 Loan repayment from
  former officer               -        -          -         -         10            10
                        ----------- ------ ---------- --------- ----------- -------------
Balances at December
 31, 1999                  7,119       71    119,106   (14,747)      (990)      103,440
 Purchase of partnership
  units                        -        -      1,271         -          -         1,271
 Net loss                      -        -          -   (21,330)         -       (21,330)
 Distributions                 -        -          -    (4,272)         -        (4,272)
 Bad debt allowance on
  loan from former officer     -        -          -         -        990           990
                        ----------- ------ ---------- --------- ----------- -------------
Balances at December
 31, 2000                  7,119       71    120,377   (40,349)         -        80,099
 Purchase of partnership
  units                        -        -         38         -          -            38
 Net income                    -        -          -       524          -           524
 Share options exercised     217        2        170         -          -           172
 Share warrants issued         -        -        165         -          -           165
                        ----------- ------ ---------- --------- ----------- -------------
Balances at December
 31, 2001                  7,336     $ 73  $ 120,750  $(39,825)       $ -       $80,998
                        =========== ====== ========== ========= =========== =============


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ELDERTRUST
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended December 31, 2001, 2000 and 1999
                              (in thousands)

                                                 2001    2000     1999
                                             -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $524  ($21,330)   ($1,030)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization             6,405     6,613     7,526
     Bad debt expense                            116     9,522         -
     Loss on impairment of long-lived assets     450     5,306         -
     Extraordinary loss on extinguishment
      of debt                                      -         -     1,296
     Non-cash separation expense from debt
      forgiveness to officer                       -         -     2,600
     Non-cash expense in connection with
      write-off of unamortized deferred
      loan costs                                   -         -       129
     Minority interest and equity in losses
      from unconsolidated entities             2,640     8,479     2,415
     Net changes in assets and liabilities:
        Accounts receivable and prepaid
         expenses                              1,206    (1,246)    3,704
        Accounts payable and accrued
         expenses                               (589)       77       (37)
        Other                                    394        78       124
                                             -----------------------------
   Net cash provided by operating activities  11,146     7,499    16,727
                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate loans receivable       -         -    (5,095)
  Capital expenditures                          (171)     (186)   (1,330)
  Proceeds from collection on advances to
   unconsolidated entities                       195     1,536       815
  Payments received on real estate loans
   receivable                                 21,697         -     4,348
  Net increase in reserve funds and
   deposits - restricted cash                   (836)   (1,663)   (3,645)
  Other                                          (30)        -        52
                                             -----------------------------
Net cash provided by (used in)
 investing activities                         20,855      (313)   (4,855)
                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred financing fees               -      (797)   (2,965)
  Borrowings under credit facility                 -         -     9,518
  Payments under credit facility             (31,352)     (950)  (60,052)
  Proceeds from mortgages payable                  -         -    71,145
  Payments on mortgages payable               (1,159)   (1,073)  (11,734)
  Payments on notes payable                        -         -    (3,000)
  Purchase of partnership units                  (18)     (203)        -
  Distributions to shareholders                    -    (4,272)  (10,513)
  Distributions to minority interests              -      (327)     (750)
  Stock options exercised                        172         -         -
  Repurchases of common shares                     -         -      (923)
  Prepayment penalty on mortgage loan              -         -    (1,157)
  Other                                          (73)      (64)     (108)
                                             -----------------------------
   Net cash used in financing activities     (32,430)   (7,686)  (10,539)
                                             -----------------------------

Net increase (decrease) in cash and cash
 equivalents                                    (429)     (500)    1,333
Cash and cash equivalents, beginning of
 period                                        3,105     3,605     2,272
                                             -----------------------------
Cash and cash equivalents, end of period     $ 2,676   $ 3,105   $ 3,605
                                             =============================


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000

1.  Organization and Operations

     ElderTrust was formed in the State of Maryland on September 23, 1997 and began operations upon the completion of its initial public offering on January 30, 1998 (the "Offering") pursuant to which it issued 6,957,500 common shares. Net proceeds to ElderTrust were approximately $114.2 million.

     At December 31, 2001 and 2000, ElderTrust's total assets consisted primarily of a 94.9% and 94.8%, respectively, owned subsidiary, ElderTrust Operating Limited Partnership (the "Operating Partnership") and its wholly-owned subsidiaries and controlled partnerships (collectively, "ElderTrust" or the "Company"). At December 31, 2001 and 2000 the Company's assets primarily consisted of (a) a diversified portfolio of 23 and 22 healthcare properties, respectively, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties, (b) construction loans totaling $18.1 million for 2000, (c) term loans totaling $23.4 million for 2000, (d) a 95% non-voting equity interest in an unconsolidated entity (ET Capital Corp.)
which owns a $7.8 million second mortgage note and other notes receivable aggregating $4.1 million due from the Company and two of the Company's equity investees, (e) a 99% non-voting limited partnership interest in an unconsolidated entity (ET Sub-Meridian Limited Partnership, LLP) which holds leasehold and purchase option rights for seven skilled nursing facilities, and (f) a 99% non-voting limited member interest in two unconsolidated entities (ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC) which each own an assisted living facility.

     Genesis Health Ventures, Inc. was co-registrant in the Company's Offering. Approximately 71% and 72% of the Company's consolidated assets at December 31, 2001 and 2000, respectively, consisted of real estate properties leased to or managed by and loans on real estate properties made to Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). In addition, the Company has investments in unconsolidated entities that have also leased properties to Genesis or Genesis Equity Investees. As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis. See Note 5 of the Company's consolidated financial statements included in this Form 10-K for additional information. Additionally, Michael R. Walker serves as Chairman of the Board and
Chief Executive Officer of Genesis and Chairman of the Board of
ElderTrust.

Basis of Presentation

     The consolidated financial statements of ElderTrust include all the accounts of ElderTrust, the Operating Partnership, and the Operating Partnership's wholly owned and controlled subsidiaries. All significant

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

intercompany balances and transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior periods have been reclassified for comparative purposes to conform to the presentation for 2001.

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

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Real Estate Loans Receivable

     Real estate loans receivable are recorded at cost, less the related allowance for impairment, if any. It is the Company's policy that impairment losses are included in the allowance for credit losses through a charge to bad debt expense. It is also the Company's policy to account for cash receipts for interest on impaired notes as interest revenue and to perform impairment reviews as needed.

Deferred Financing Costs

     Deferred financing costs are incurred in the process of acquiring financing for the Company. The Company amortizes these costs over the term of the respective loan using a method that approximates the interest method.

Income Taxes

     The Company has been organized and operated in a manner so as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes with respect to each year 100% of its taxable income to its shareholders and complies with certain other requirements. The Company intends to continue to qualify as a REIT, and, accordingly, no provision has been made for federal income taxes for the Company in accompanying financial statements.

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

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

     Generally, lease payments are recognized as revenue in accordance with lease terms. Certain of the leases provide for scheduled annual rent increases. The Company reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Company records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

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

Net Income/(Loss) per Share

     Basic net income/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income/(loss) per share is calculated by dividing net income/(loss) by the addition of weighted average common shares outstanding and common share equivalents, if dilutive.

Segment Reporting

     The Company is a real estate investment trust whose primary objective is to invest in healthcare facilities. The Company has one reportable segment, investments in healthcare facilities.

Recent Accounting Pronouncements

     Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and it addresses certain issues and points related to the treatment

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

of assets that are held for sale. SFAS No. 144 is effective for all financial statements with fiscal years which begin after December 15, 2001. SFAS No. 144 will be effective for the Company for the fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material adverse impact on the Company's financial condition or results of operations.

3.  Real Estate Loans Receivable

     The following is a summary of real estate loans receivable at December 31, 2001 and 2000 (dollars in thousands):

                                                       Scheduled  Balance at   Balance at
                                    Type of   Interest Maturity  December 31, December 31,
       Property                       Loan      Rate     Date       2001          2000
------------------------------   ------------ -------- --------- ------------ ------------
Harbor Place   Melbourne, FL     Term          10.0%    5/2002      $   -       $  4,828
Mifflin        Shillington, PA   Term           9.5%    6/2002          -          5,164
Coquina Place  Ormond Beach, FL  Term           9.5%    6/2002          -          4,577
Lehigh         Macungie, PA      Term          10.5%    6/2000          -          6,665
Berkshire      Reading, PA       Term          10.5%    6/2000          -          6,167
Oaks           Wyncote, PA       Construction   9.0%    6/2002          -          5,033
Montchanin     Wilmington, DE    Construction  10.5%    8/2000          -          9,496
Sanatoga       Pottstown, PA     Construction  10.5%    1/2001          -          6,716
                                                                 ------------ ------------
                                                                    $   -       $ 48,646
                                   Allowance for credit losses          -         (7,087)
                                                                 ------------ ------------
                                                                    $   -       $ 41,559
                                                                 ============ ============

     On January 31, 2001, and under the restructuring of the agreements with Genesis and Multicare, the Company acquired the Lehigh, Berkshire and Sanatoga facilities in exchange for the release of the Company's loans to the subsidiaries of Multicare. The Company has leased these properties to subsidiaries of Genesis for an initial lease term of 10 years, with two five-year renewal options.

     The following is a summary of real estate loans receivable at December 31, 2001 and 2000 including allowances for credit losses, the average recorded investment and total interest received for the period noted (dollars in thousands):

                                   2001

                                                         Interest Income    Average Recorded
                             Allowances   Net Carrying   Recorded During   Investment for the
             Total Original  for credit     Value at      the year ended      year ended
 Property     Investment     losses    December 31, 2001 December 31, 2001  December 31, 2001
---------------------------------------------------------------------------------------------
Harbor Place   $ 4,828       $   -         $   -            $    519            $ 4,426
Mifflin          5,164           -             -                 264              2,492
Coquina Place    4,577           -             -                 163              1,548
Lehigh           6,665           -             -                  16                555
Berkshire        6,167           -             -                  23                514
Oaks             5,033           -             -                 338              3,208
Montchanin       9,496           -             -                 784              7,913
Sanatoga         6,716           -             -                  27                560
            ---------------------------------------------------------------------------------
              $ 48,646       $   -         $   -            $  2,134           $ 21,216
            ---------------------------------------------------------------------------------

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

                                            2000


                                                         Interest Income    Average Recorded
                           Allowances   Net Carrying     Recorded During   Investment for the
            Total Original for credit     Value at        the year ended       year ended
Property     Investment      losses   December 31, 2001  December 31, 2001  December 31, 2001
---------------------------------------------------------------------------------------------

Harbor Place   $ 4,828     $     -        $  4,828            $      -            $ 4,828
Mifflin          5,164           -           5,164                 292              3,834
Coquina Place    4,577          39           4,538                 258              2,285
Lehigh           6,665       2,465           4,200                 104              4,460
Berkshire        6,167       1,467           4,700                 143              4,812
Oaks             5,033           -           5,033                 269              4,382
Montchanin       9,496           -           9,496                   -              9,496
Sanatoga         6,716       3,116           3,600                 169              4,905
            ---------------------------------------------------------------------------------
              $ 48,646     $ 7,087        $ 41,559            $  1,235           $ 39,002
            ---------------------------------------------------------------------------------


     Activity in the allowance for credit losses for the year ended December 31, 2001 and 2000 is as follows:

                                              2001            2000
                                          ------------    ------------
     Balance at beginning of year          ($ 7,087)        $     -
     Charges to bad debt expense                  -         (18,106)
     Recoveries of bad debt expense               -          11,019
     Effect of Genesis/Multicare
       restructuring                          7,087               -
                                          ------------    ------------
          Balance, end of year              $     -        ($ 7,087)
                                          ------------    ------------

4.  Real Estate Investments

     As of December 31, 2001, the Company had investments in 23 real estate properties located in five states. The properties include ten assisted living facilities and one independent living facility with a total of 966 beds, eight skilled nursing facilities with a total of 1,259 beds, and four medical office and other buildings. The Company leases its assisted living, independent living and skilled nursing properties to operators pursuant to long-term triple net leases.

     At December 31, 2001, future minimum lease payments receivable are as follows (dollars in thousands):

                       2002        $  18,666
                       2003           17,714
                       2004           17,271
                       2005           16,813
                       2006           16,429
                       Thereafter     46,429
                                   ----------
                                    $133,322
                                   ==========

     The Company's investment in the Woodbridge facility was previously classified as "held for sale". As previously disclosed, the sale was expected to close during the later part of 2001. In November 2001, the Company's management made a decision to remove the Woodbridge facility

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

from the held for sale category. The Company recorded $59,000 in depreciation expense for the period covering November and December 2001, based on the adjusted carrying value of $9.7 million at November 1, 2001. In February 2002, the Company announced that it had entered into a new lease and purchase option agreement, for the Woodbridge facility with a new tenant, who is an affiliate of Newton Senior Living LLC, for an initial lease term of 10 years commencing on February 1, 2002.

5.  Concentration of Risk

     Revenues recorded by the Company under leases with and loans to Genesis or Genesis Equity Investees were approximately $16.1 million, $17.9 million and $18.6 million in 2001, 2000 and 1999, respectively.
The Company's equity in net losses of unconsolidated entities (see Note 6) derived from arrangements with Genesis or Genesis Equity Investees totaled approximately $2.3 million, $2.8 million and $2.7 million in 2001, 2000 and 1999, respectively. The Company's consolidated revenues depends, in significant part, upon the revenues derived from Genesis.

     On June 22, 2000, Genesis and The Multicare Companies, Inc., formerly a 43.6% owned non-consolidated subsidiary of Genesis and a borrower of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. During 2000, the Company, Genesis and Multicare and Genesis and Multicare's major creditors negotiated agreements to restructure their debt and lease obligations with the Company. The agreements were approved by the U.S. Bankruptcy Court on January 4, 2001 and were consummated on January 31, 2001.

     Under the more significant terms of the agreement with Genesis:

(1) Twenty-one of the then existing twenty-three lease agreements between Genesis subsidiaries and ElderTrust continued in effect in accordance with their terms, except as provided below:

     * Two leases were modified to reduce combined rents for the properties by $745,000 per year;

     * One lease was modified to create an early termination right commencing on December 31, 2002; and

     * One lease was modified to permit the Company to terminate the lease during 2001 without penalty if the current tenant is unable to achieve occupancy targets specified by loan documents secured by property. The lease remains in effect at December 31, 2001.

(2) Two leases (Windsor Office Building and Windsor Clinic/Training facility) were terminated when the two properties subject to the

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

     leases were sold to Genesis for $1.25 million; such amount being paid through an increase in the notes receivable described in (4) below;

(3) An $8.5 million loan previously guaranteed by the Company and owed to Genesis by ET Sub-Meridian, an unconsolidated subsidiary of the Company, was conveyed to the Company in a manner to effect an $8.5 million reduction in amounts owed to the Company by Genesis;

(4) The maturity date for three loans (Oaks, Coquina and Mifflin) made by the Company to Genesis and affiliated entities with unpaid principal balances totaling approximately $7.5 million at June 30, 2000 (after taking into account the aforementioned $1.25 million increase and $8.5 million reduction) were extended to June 30, 2002 at the rates in effect prior to the Genesis bankruptcy filing; and

(5) The maturity date and interest rate for one loan (Harbor Place) with a principal balance of approximately $4.8 million made by the Company to an entity in which Genesis owns a 100% limited partner interest was extended to May 31, 2002 at a 10% interest rate, an increase of 0.5%.

     Under the terms of the agreement with Multicare, the Company acquired three properties secured by three loans (Lehigh, Berkshire and Sanatoga) with outstanding principal amounts totaling approximately $19.5 million, and having a fair value of $12.5 million, at December 31, 2000, in exchange for the outstanding indebtedness. These properties were then leased back to Multicare under long-term operating lease agreements. The Company had no other transactions with this entity.

     On September 12, 2001 Genesis announced that the U.S. Bankruptcy
Court had approved the Genesis and Multicare joint plan of reorganization, subject to certain minor modifications. On October 2, 2001 Genesis announced they along with the Multicare companies had successfully completed their reorganization and had emerged from bankruptcy. Genesis also announced that upon the acceptance of the reorganization plan Multicare is now a wholly-owned subsidiary of Genesis.

     In December 2001, Genesis paid approximately $12.2 million to the Company in full payment of their term and construction loan receivables. All of these proceeds were used to pay down the Credit Facility to
approximately $7.2 million at December 31, 2001.   Although Genesis has
repaid their term and construction loan receivables, any failure of Genesis or Genesis Equity Investees to continue its operations and/or to continue to make lease payments to the Company could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to Genesis or Genesis Equity Investees.

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

6.  Investments in Unconsolidated Entities

     The following is a summary of the Company's investment in and advances to unconsolidated entities accounted for by the equity method of accounting. For the years ended December 31, (dollars in thousands):

                                               2001          2000
                                           ------------  ------------
            ET Capital Corp.                $  3,162       $  3,501
            ET Sub-Meridian, LLP              18,564         12,057
            ET Sub-Cabot Park, LLC             1,305          1,328
            ET Sub-Cleveland Circle, LLC       1,002          1,251
                                           ------------  ------------
                 Total                      $ 24,033       $ 18,137
                                           ------------  ------------

     Summary combined financial information for unconsolidated entities accounted for by the equity method is as follows (dollars in thousands):

              As of and for the year ended December 31, 2001

                             ET Sub-                ET Sub-     ET Sub-
                            Meridian,  ET Capital    Cabot     Cleveland
                              LLP         Corp.    Park, LLC  Circle, LLC   Total
                            ---------  ----------  ---------  -----------  --------
Current assets              $    984     $   171    $   147    $    223     $ 1,525
Real estate properties (1)    99,522           -     15,996      13,205     128,723
Notes receivable                   -       4,116          -           -       4,116
Other assets                       -           -        542         513       1,055
Total assets                 100,506       4,287     16,685      13,941     135,419
Current liabilities            2,181         325        601         661       3,768
Long-term debt (2)           104,186       9,019     16,492      13,211     142,908
Total Liabilities            108,094       9,344     17,362      14,098     148,898
Total deficit                 (7,588)     (5,058)      (677)       (157)    (13,480)
Rental revenue                 9,883           -      1,669       1,477      13,029
Interest income                   67       2,152         23          22       2,264
Interest expense               8,331         768      1,349       1,028      11,476
Bad debt expense                  47       1,552          -           -       1,599
Depreciation/amortization      3,512           -        560         462       4,534
Net (loss)                    (2,013)       (343)      (251)        (24)     (2,631)
Change in long-term debt      (1,195)       (228)      (225)       (302)     (1,950)
Percent ownership                 99%         95%        99%         99%

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

                   As of and for the year ended December 31, 2000


                             ET Sub-                ET Sub-     ET Sub-
                            Meridian,  ET Capital    Cabot     Cleveland
                              LLP         Corp.    Park, LLC  Circle, LLC   Total
                            ---------  ----------  ---------  -----------  --------
Current assets              $  1,598    $   131     $    54    $     77     $ 1,860
Real estate properties (1)   103,034          -      16,555      13,667     133,256
Notes receivable                   -      4,354           -           -       4,354
Other assets                       -        270         535         505       1,310
Total assets                 104,632      4,755      17,144      14,249     140,780
Current liabilities            3,118        223         585         643       4,569
Long-term debt (2)           105,381      9,247      16,717      13,513     144,858
Total liabilities            110,207      9,469      17,571      14,381     151,628
Total deficit                 (5,575)    (4,715)       (426)       (132)    (10,848)
Rental revenue                 9,800          -       1,644       1,453      12,897
Interest income                   28        890          38          36         992
Interest expense               8,736        726       1,377       1,056      11,895
Bad debt expense                   -      7,800           -           -       7,800
Depreciation/amortization      3,513        118         560         462       4,653
Net (loss)                    (2,485)    (7,587)       (285)        (60)    (10,417)
Change in long-term debt      (1,538)      (177)       (203)       (278)     (2,196)
Percent ownership                 99%        95%         99%         99%

                    As of and for the year ended December 31, 1999

                             ET Sub-                ET Sub-     ET Sub-
                            Meridian,  ET Capital    Cabot     Cleveland
                              LLP         Corp.    Park, LLC  Circle, LLC   Total
                            ---------  ----------  ---------  -----------  --------
Current assets               $   124  $     352     $     2    $      2     $   480
Real estate properties (1)   106,547          -      17,115      14,129     137,791
Notes receivable                   -     12,358           -           -      12,358
Other assets                   1,110        117         514         490       2,231
Total assets                 107,781     12,827      17,631      14,620     152,859
Current liabilities            1,260        414         504         463       2,641
Long-term debt (2)           106,919      9,424      16,920      13,791     147,054
Total liabilities            109,887      9,836      17,693      14,480     151,896
Total equity (deficit)        (2,106)     2,991         (61)        140         964
Rental revenue                 9,800          -       1,617       1,423      12,840
Interest income                   16      1,687          26          27       1,756
Interest expense               8,633      1,289       1,387       1,070      12,379
Bad debt expense                   -          -           -           -           -
Depreciation/amortization      3,514         14         560         462       4,550
Net income (loss)             (2,341)       249        (313)        (91)     (2,496)
Change in long-term debt        (481)      (290)       (231)       (297)     (1,299)
Percent ownership                 99%        95%         99%         99%

(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.

                                ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

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

     As of December 31, 2001, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida ("AGE") which it acquired from Genesis in two separate transactions during 1998. This note is secured by a second lien on 11 Florida skilled nursing facilities owned by AGE and a second lien on accounts receivable and other working capital assets. The facilities are managed by a third party. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital.

     Management of ET Capital has determined, based on the decrease in the underlying cash flows generated by the properties securing the note, that the value of the underlying collateral may not be sufficient to satisfy the borrower's obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during 2000.

     In addition, ET Capital has notes receivable aggregating $3.2 million and $0.9 million at December 31, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries, respectively. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% with interest and principal payable monthly. ET Capital recorded $0.5 million and $0.1 million, respectively, in interest income for the year ended December 31, 2001.

     At December 31, 2001, ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million, which were used to partially fund ET Capital's investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to this loan. In addition, ET Capital has loans payable to the Company aggregating $3.1 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. ET Capital ceased making interest payments, on these notes to the Company during the quarter ended June 30,
2000.   Management of the Company has determined that these notes are fully impaired at December 31, 2000. During the fourth quarter of 2001, the Company received approximately $250,000 from ET Capital for accrued interest on the above mentioned loan.

                              ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                              (continued)

     In May 2001, ET Capital was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not-for-profit entities, including AGE, who own skilled nursing facilities that were formerly managed by Genesis. The third party complaints arise from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its third party complaint, AGE asserts, among other things, that by acquiring in 1998 the $7.8 million of loan from Genesis secured by second mortgage liens on properties owned by AGE, ET Capital joined with Genesis in an effort to defraud AGE. ET Capital believes that the complaint is without merit and intends to vigorously defend its position.

7.  Credit Facility

     Effective January 31, 2001, the term of the Credit Facility was extended to August 31, 2002 and the financial covenants were amended to, in part, cure the then existing covenant violations.

     In connection with the extension of the term of the Credit Facility to August 31, 2002, (a) the Company was prohibited from further borrowings under the Credit Facility, (b) the Company was required to make monthly principal payments equal to its monthly cash flow, not to be less than $450,000 a month and (c) the Company was precluded from paying distributions to its shareholders in excess of 110% of the amount required to maintain its REIT status for federal income tax purposes. The previous requirement that the Operating Partnership pay the lender a monthly facility fee equal to 0.75% of the outstanding balance also was eliminated.

     In connection with the extension of the term of the Credit Facility, the Company issued warrants to the lender to purchase 118,750 common shares at $1.70 per share. These warrants expire December 31, 2005.

     The amounts outstanding under the Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR . The effective interest rate on borrowings outstanding under the Credit Facility at December 31, 2001 was 5.44%. At December 31, 2001, the Company had $7.2 million outstanding under the Credit Facility. The Company is required to make monthly principal payments equal to the cash flow generated by the Company for the month, not to be less than $450,000 a month. At December 31, 2001, the Credit Facility was secured by properties with a carrying value of approximately $41.4 million. Substantially all of the Company's other assets at December 31, 2001 secure other outstanding indebtedness of the Company.

     The Credit Facility matures on August 31, 2002. Based on the anticipated monthly payments to August 31, 2002, the Company estimates that there will be a balance due at maturity of approximately $3.0 million. Based on the significant reduction during 2001 in the amount outstanding under the Credit Facility and the Company's payment history, the Company

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

believes that it will be successful in negotiating a further extension of the Credit Facility which will enable it to pay-off all amounts outstanding
under the Credit Facility within a reasonable period of time.   If the
Company is unable to negotiate a further extension of the Credit Facility or obtain replacement financing by August 31, 2002, or for any other reason the Company were to be in default under the Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations.

     The terms of the Credit Facility extension reduced the Company's cash flows and imposed limits on its ability to make distributions to its shareholders. Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely affect the Company's cash flow and its ability to pay its obligations.

8.  Mortgages and Bonds Payable

     The following is a summary of mortgages and bonds payable at December 31, 2001 and 2000 (dollars in thousands):

                                  Effective           Balance at   Balance at
                                  Interest  Maturity December 31, December 31,
Property                            Rate     Date        2001         2000
--------------------------------- --------- -------- ------------ ------------
                                    LIBOR
Wayne NRC(a)                        +3.00%  12/2002 **   $4,600       $4,600
Pennsburg Manor NRC/                LIBOR
 Harston Hall NCH(a)                +3.00%  12/2002 **   14,900       14,900
                                    LIBOR
Lopatcong Care Center(a)            +3.00%  12/2002 **   10,500       10,500
DCMH Medical Office Building(a)      8.35%  11/2009       5,717        5,790
Professional Office Building I(a)    8.35%  11/2009       2,520        2,551
Pleasant View(a)                     8.26%  10/2009       3,796        3,846
Salisbury Medical Office Building(a) 8.16%  10/2009       1,022        1,034
Heritage at North Andover(a)         8.26%  10/2009       8,537        8,648
The Woodbridge
  Bonds due 2005                     7.81%*  9/2005         610          735
  Bonds due 2025                     7.81%*  9/2025       9,440        9,470
Belvedere NRC/ Chapel NRC(a)         8.46%  10/2009      18,490       18,720
Highgate at Paoli Pointe
 Series A Bonds                      7.81%*  1/2024       9,589        9,739
Riverview Ridge(a)                   7.81%*  1/2020       2,742        2,807
Vernon Court(a)                      5.80%*  5/2025      13,828       14,100
Lacey Branch Office Bldg.            7.81%* 10/2022         482          492
                                                      ----------- ------------
     Total                                             $106,773     $107,932
                                                      =========== ============

     (a) The repayment of principal and interest on these loans is non-recourse to ElderTrust.

     * The stated interest rates on these mortgages are higher than the effective interest rates because they were adjusted to market rates when the loans were acquired by the Company.

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001 and 2000
                               (continued)

     ** The Company has the right to extend the maturity of each of these mortgages for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property or the borrower since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At December 31, 2001, the properties had a book value of $36.9 million. During 2001, the Company derived $4.0 million of revenues from the properties.

     The Company's weighted average effective interest rate on mortgages and bonds payable was 8.1% and 8.5% at December 31, 2001 and 2000, respectively.

     Scheduled principal payments and bond sinking fund requirements are as follows:
                          (dollars in thousands)

                          2002        $ 46,078
                          2003           1,076
                          2004           1,158
                          2005           1,249
                          2006           1,350
                          Thereafter    55,862
                                      ---------
                                      $106,773
                                      =========

     The Company continues to be in default on loans totaling $25.6 million, which are secured by mortgages on the Riverview Ridge, Lopatcong, Pleasant View and Heritage Andover facilities, as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will take no action in regard to these defaults.

     The 2002 maturities also include the scheduled principal payments under three mortgages with unpaid principal balances totaling $30.0 million that will mature in December 2002. The Lopatcong mortgage is included in the $25.6 million mentioned above. The Company has the right to extend the maturity of each of these mortgages for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

the condition, financial, physical or otherwise, of the property or the borrower since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At December 31, 2001, the properties had a book value of $36.9 million. During 2001, the Company derived $4.0 million of revenues from the properties.

9.  Operating Lease

     The Company leases its corporate office space from Genesis under an operating lease, which expires on May 31, 2003. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. Future minimum rental payments are $60,000 for 2002 and $26,000 for 2003.

10.  Share Option and Incentive Plans and Other Retirement Arrangements

     The Company established the 1998 share option and incentive plan
(the "1998 Plan") for the purpose of attracting and retaining key executive officers and employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for issuance under the 1998 Plan at December 31, 2001. At the time of the Offering, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the Offering price of $18.00. The term of such options is ten years from the date of grant.
Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 7,500 and 25,000 common shares were granted to a trustee and officer of the Company, respectively, during 1998 at an exercise price of $17.75 and $15.125 per share, respectively. These options vest ratably over three and five years respectively, and terminate ten years from the date of grant. Additional options of 231,500 were granted during 1999 to a key executive officer and employees of the Company at exercise prices ranging from $5.31 to $6.69 per share. These options vest over three to four years and terminate ten years from the date of grant or three month's after termination of employment. During 1999, options of 307,500 were cancelled upon the resignations of a former executive officer and a trustee.
Additional options of 323,840 were granted under the 1998 plan during 2000 to a key executive officer and employees of the Company at exercise prices ranging from $0.75 to $2.75 per share. Of these options, 108,612 vested immediately, 215,228 vest over two years from the date of grant and terminate ten years from the date of grant or three month's after termination of employment. Additionally, during 2000, options of 15,000 were cancelled upon the resignations of two former trustees.

     During 1999, the Company established the 1999 share option and incentive plan (the "1999 Plan") for the purpose of encouraging and enabling the officers, employees, non-employee trustees and other

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

key persons of the Company to acquire a proprietary interest in the Company. As of December 31, 2001, a total of 350,000 common shares were reserved for issuance under the 1999 Plan. Options of 43,000 were granted during 2001 from the 1999 Plan to the executive officers and the board members of the Company at exercise prices ranging from $3.50 to $4.18 per share. Of these options 8,000 vested immediately and the remaining 35,000 vest ratably on each of the annual anniversaries for the next three years and terminate ten years from the date of grant or three month's after termination of employment.

     The following summarizes the activity in the 1998 and 1999 Plans for the years ended December 31, 2001, 2000 and 1999:

                                2001              2000             1999
                           --------------------------------------------------
                                    Weighted          Weighted       Weighted
                                     Average           Average        Average
                                    Exercise          Exercise       Exercise
1998 Plan and 1999 Plan     Shares   Price    Shares    Price  Shares  Price
-----------------------------------------------------------------------------
Options outstanding,
 beginning of year          871,500  $ 6.47  460,500  $12.06  536,500  $17.16
  Options granted            43,000    4.08  426,000    0.82  231,500    6.50
  Options exercised        (217,331)   0.79        -       -        -       -
  Options forfeited               -       -  (15,000)  18.00 (307,500)  18.00
                           --------------------------------------------------
Options outstanding,
 end of year                697,169  $ 7.85  871,500  $ 6.47  460,500  $12.06
                           ==================================================
Options exercisable,
 end of year                424,934  $10.64  355,833  $ 8.24   81,400  $15.86
                           ==================================================

Weighted average fair value
 of options granted during
 the year (calculated as
 of the grant date):                 $ 2.17           $ 0.28          $ 0.07

     Information regarding stock options outstanding and exercisable under the 1998 and 1999 Plans as of December 31, 2001 is as follows:

                                            Exercise Price Range
                                   --------------------------------------
                                   $0.75-$2.75 $3.50-$6.69 $15.13-$18.00
                                   --------------------------------------
Options outstanding at
 December 31, 2001:
   Shares                            210,669     272,500      214,000
   Weighted average exercise price    $ 0.88      $ 5.52       $17.66
   Weighted average remaining
    contractual life               8.7 years   5.8 years    6.1 years

Options exercisable at
 December 31, 2001:
   Shares                             69,000     164,534      191,400
   Weighted average exercise price    $ 1.01      $ 6.23       $17.78

     No compensation expense has been recognized for options granted under the 1998 and 1999 Plans as the Company adopted the disclosure-only provisions of SFAS No. 123, "Stock Based Compensation". Under SFAS No. 123, compensation expense of $88,000, $114,000 and $106,000 would have been recorded in 2001, 2000 and 1999, respectively, for the 1998 and 1999 Plan

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

based upon the fair value of the option awards. Earnings (loss) per share would have been $0.06, ($3.01) and ($0.16) in 2001, 2000 and 1999, respectively, had the Company adopted the fair value provisions of SFAS No. 123. The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2001, 2000 and 1999 using the following assumptions:

                                           2001      2000      1999
                                      -----------------------------------
      Weighted average risk free
       interest rate                        5.4%        6.1%        6.2%
      Expected volatility                  85.7%       75.7%       21.0%
      Expected dividend yield              7.34%       7.71%       11.2%
      Weighted average expected
       life of options                3.50 years  3.55 years  3.89 years

     The Company has established a defined contribution retirement plan covering all eligible employees. Under this plan, eligible employees may make contributions up to the Internal Revenue Service maximum, and the Company is required to make certain minimum contributions. Company contributions to this Plan were $24,000 in 2001, $16,000 in 2000 and $16,000 in 1999.

11. Shareholder's Rights Plan

     On October 13, 1999, the Company adopted a Shareholder Rights Plan
(the "Rights Plan").   The Rights Plan is designed to deter coercive and
unfair hostile takeover tactics. Under the Rights Plan, the Company authorized and declared a distribution of one right for each of its outstanding common shares held on the record date of October 29, 1999. Each right upon the occurrence of certain events (a "triggering event") entitles the holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preferred Share, $.01 par value per share, of the Company (which is intended to be the economic equivalent of one common share) at an initial purchase price of $35.

     The rights are neither exercisable nor traded separately from the common shares unless a triggering event occurs and will expire on October 13, 2009, unless exchanged or redeemed earlier. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common shares of the Company, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common shares, subject to certain exceptions. The Company generally may redeem the rights for $.0005 per right at any time until ten days following the public disclosure that the 15% position has been met. A total of 16,000 preferred shares are reserved for issuance under the rights.

12. Taxes

     The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 100% of its taxable income to

                                ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

its shareholders and complies with certain other requirements. The Company intends to continue to qualify as a REIT and, accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

     The following table reconciles under Generally Accepted Accounting Principals ("GAAP"), net income to taxable income for the year ended December 31, (dollars in thousands):

                                          Estimated
                                            2001      2000      1999
                                         -------------------------------
GAAP net income (loss)                    $   524   ($21,330)  ($ 1,030)
  Less: GAAP net income of taxable
   REIT subsidiaries included above           309      6,838       (224)
                                         -------------------------------
GAAP net income for REIT
 operations (1)                               833    (14,492)    (1,254)
  Add:  book depreciation and
   amortization                             5,400      5,550      5,491
  Less: tax depreciation and
   amortization                            (5,900)    (7,222)    (8,140)
  Bad debt expense - tax                  (13,500)     9,972          -
  Impairment losses - tax                       -      4,639          -
  Other book/tax differences, net           2,367      4,608      3,121
                                         -------------------------------
Adjusted taxable income subject to 90%
 Dividend requirement                    ($10,800)   $ 3,055    ($  782)
                                         -------------------------------
(1) All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

     During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses will be recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements. Should these losses when recognized exceed REIT taxable income computed without regard to these losses, any excess loss ("NOL") amount may be carried forward for deduction in the succeeding year. The estimated NOL carry forward at December 31, 2001 is approximately $12.6 million.

     The following is a reconciliation of the Company's dividends paid deduction for the years ended December 31 (dollars in thousands):

                                            2001      2000      1999
                                         -------------------------------
   Cash dividends paid                    $     -   $  4,272  $  10,513
    Less:  portion designated
     capital gains                              -          -          -
                                         -------------------------------
   Dividends paid deduction               $     -   $  4,272  $  10,513
                                         ===============================

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

13.  Distributions

     The Company must distribute at least 90% of its taxable income in order to continue to qualify as a REIT. Distributions in a given year may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Per share distributions on the Company's common shares include the following categories for income tax purposes:
                                            2001      2000      1999
                                         -------------------------------
   Ordinary income                         $   -    $0.5508   $ 0.1232
   Capital gains                               -          -          -
   Return of capital                           -     0.0492     1.3368
                                         -------------------------------
                                           $   -   $ 0.6000   $ 1.4600
                                         ===============================

     No distributions were made for the year ended December 31, 2001.

14.  Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

  Income (loss) per share - basic:            2001     2000    1999
------------------------------------------------------------------------
    Net income (loss)                     $  524    ($21,330) ($1,030)

    Weighted average common shares
     outstanding                           7,184       7,119    7,198
                                         ===============================

    Basic net income (loss) per share      $0.07      ($3.00)  ($0.14)
                                         ===============================

Income (loss) per share - diluted:
-----------------------------------------
    Net income (loss)                     $  524    ($21,330) ($1,030)

    Weighted average common shares
     outstanding                           7,184       7,119    7,198

    Dilutive common stock equivalents -
     stock options and warrants              258           -        -
                                         -------------------------------
    Total  weighted average number of
     diluted shares                        7,442       7,119    7,198
                                         ===============================
    Diluted net income (loss) per share    $0.07      ($3.00)  ($0.14)
                                         ===============================

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share since they are redeemable for cash at the Company's discretion.

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

15.  Disclosure About Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments. The carrying amount of real estate loans receivable at December 31, 2001 approximates the fair market value of the underlying properties.

     The carrying amounts of the Company's Credit Facility and variable rate mortgages payable at December 31, 2001 and 2000 approximate fair value because the borrowings are at variable interest rates. The fair value of the Company's fixed rate mortgages and bonds payable at December 31, 2001 and 2000 is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of borrowing arrangements. The difference between the carrying amount and the fair value of the Company's fixed rate mortgages and bonds payable at December 31, 2001 and 2000 is not significant.

16.  Quarterly Financial Information (Unaudited)

     The following quarterly financial data summarize the unaudited quarterly results for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                              Quarter ended
                           ----------------------------------------------
                            December 31  September 30  June 30  March 31
                           ----------------------------------------------
           2001
---------------------------
   Revenues                   $ 6,394     $ 6,378      $ 6,417  $ 6,441
   Net income (loss)              718         418          319     (931)
   Net income (loss) per
    share - basic                0.10        0.06         0.04    (0.13)
   Net income (loss) per
    share - diluted              0.09        0.06         0.04    (0.13)

                                               Quarter ended
                           ----------------------------------------------
                            December 31  September 30  June 30  March 31
                           ----------------------------------------------
           2000
---------------------------
   Revenues                   $ 7,088     $ 5,991      $ 6,501  $ 7,004
   Net income (loss)            5,460        (584)     (26,722)     516
   Net income (loss) per
    share - basic                0.77       (0.08)       (3.75)    0.07
   Net income (loss) per
    share - diluted              0.75       (0.08)       (3.75)    0.07
   Distributions per share          -           -         0.30     0.30

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

17.  Related Party Transactions

     Mr. McCreary acquired the controlling interest in ET Capital Corp. and ET Sub-Meridian, LLP from a former executive official of the Company during 1999. As a result, Mr. D. Lee McCreary owns all of the voting interest in ET Capital Corp., representing a 5% equity interest. Additionally, Mr. McCreary also owns a 1% general partner interest in ET Sub-Meridian, through a limited liability company which he is the sole member. Mr. McCreary acquired the controlling interest in ET Sub-Cabot, LLC and ET Sub-Cleveland, LLC from a former executive official of the Company during 1999, and was effective in 2000. Mr. McCreary owns the 1% managing member interest in ET Sub-Vernon Court, LLC, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC. See Note 6 for additional information.

     Michael R. Walker serves as Chairman of the Board and Chief Executive Officer of Genesis and Chairman of the Board of ElderTrust. At December 31, 2001, Mr. Walker beneficially owned no common shares of Genesis and approximately 8.6% of the common shares of ElderTrust. For information regarding transactions between the Company and Genesis, see Notes 1 and 5.

18.  Minority Interest

     The Company owned approximately 94.9% and 94.8% of the Operating Partnership, at December 31, 2001 and 2000, respectively. The ownership interest is represented by 7,242,265 and 7,237,750 units owned as of December 31, 2001 and 2000, respectively. The remaining ownership interests include interests owned directly or indirectly by directors and officers of the Company and Genesis totaling 390,210 units.

     Subject to certain limitations in the Operating Partnership Agreement the limited partners that hold units in the Operating Partnership have the right to require the redemption of their units at any time ("Unit Redemption Rights"). The Operating Partnership's obligation with respect to the Unit Redemption Rights is that the limited partner will receive cash from the Operating Partnership in an amount equal to the market value of the units to be redeemed. However, in lieu of the Operating Partnership acquiring the units for cash, the Company has the right to elect to acquire the units directly from the limited partner, either for cash or common shares of ElderTrust at the Company's discretion.

19.  Supplemental Cash Flow Information:

     Supplemental cash flow information for the years ended December 31, 2001, 2000 and 1999 is as follows (amounts in thousands):

                               ELDERTRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 and 2000
                               (continued)

  Cash Paid For:                        2001     2000     1999
                                   -------------------------------
      Interest                       $ 11,353  $ 13,324 $ 11,814
                                   ===============================

Non-Cash Investing and Financing
  Transactions:
      Acquisition of real estate
       properties at fair value
       in exchange for notes
       receivable                    $ 12,650  $      -  $     -
                                   ===============================

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information under the heading "Election of Trustees" in the Company's proxy statement to be filed with respect to the 2001 annual meeting of shareholders (the "Proxy Statement").

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a) The following documents are included in Part II, Item 8 of this report:

     (1) Financial Statements:                               Page Number
                                                            -------------

          Independent Auditors' Report                           73
          Consolidated Balance Sheets as of December
           31, 2001 and 2000                                     74
          Consolidated Statements of Operations for
           the years ended December 31, 2001, 2000 and 1999      75

          Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 2001, 2000
           and 1999                                              76
          Consolidated Statements of Cash Flows for the
           years ended December 31, 2001, 2000 and 1999          77
          Notes to Consolidated Financial Statements             78

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

       (3) Exhibits:

          The exhibits filed with this report are listed in the
          exhibit index on page 103.

(b)  Current Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

(c)  Exhibits:

         The exhibits listed in Item 14(a)(3) above are filed with this Form 10-K.

(d)  Financial Statement Schedules:

         Financial statement schedules are included on pages S-11 through S-14.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                            ElderTrust
                                     -----------------------------------
                                            Registrant

                                By:  /s/ D. Lee McCreary, Jr.
                                     -----------------------------------
                                     President, Chief Executive Officer
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2002.

                                By:  /s/ D. Lee McCreary, Jr.
                                     -----------------------------------
                                     D. Lee McCreary, Jr.
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Trustee
                                     (Principal Executive, Financial and
                                     Accounting Officer)

                                By: /s/ Michael R. Walker
                                    -----------------------------------
                                    Michael R. Walker
                                    Chairman of the Board

                                By: /s/ Rodman W. Moorhead, III
                                    -----------------------------------
                                    Rodman W. Moorhead, III
                                    Trustee

                                By: /s/ John G. Foos
                                    -----------------------------------
                                    John G. Foos
                                    Trustee

                                By: /s/ Harold L. Zuber, Jr.
                                    -----------------------------------
                                    Harold L. Zuber, Jr.
                                    Trustee


EXHIBIT INDEX

Exhibit No.       Description

(a)      3.1 	Amended and Restated Declaration of Trust of the Company
         3.2	Articles Supplementary of the Company
(a)      3.3	Amended and Restated Bylaws of the Company
(b)      4.1      Rights Agreement between ElderTrust and First Union
                  National Bank, as Rights Agent
(c)      4.2      Articles Supplementary for Classifying and Designating
                  Series A Junior Participating Preferred Shares
(a)   10.1.1	Second Amended and Restated Agreement of Limited
                  Partnership of ElderTrust Operating Limited Partnership
(d)   10.1.2	Certificate of Designation for Class C (LIHTC) Units of
                  ElderTrust Operating Limited Partnership
(c)   10.1.3	Second Amendment to Second Amended and Restated Agreement
                  of Limited Partnership of ElderTrust Operating Limited
                  Partnership
(a)   10.2        Registration Rights Agreement between the Company and
                  the persons named therein
(a)   10.3        1998 Share Option and Incentive Plan *
(c)   10.4        1999 Share Option and Incentive Plan *
(a)   10.5        Non-Competition Agreement between the Company and
                  Michael R. Walker*
(a)   10.6.1	Assignment and Assumption Agreement between ET Capital
                  Corp. and Genesis
(a)   10.6.2	Amendment of Working Capital Loan and Security Agreement
                  among ET Capital Corp., Genesis and AGE Institute of Florida
(a)   10.6.3	Intercreditor Agreement among ET Capital Corp., Genesis and
                  AGE Institute of Florida
(c)   10.6.4      Intercreditor Agreement among ET Capital Corp., AGE
                  Institute of Florida and Bank of America, N.A.
(e)   10.7        Form of Minimum Rent Lease between the Operating
                  Partnership and Genesis (Heritage Woods, Highgate at
                  Paoli Pointe, Rittenhouse, Lopatcong, Phillipsburg,
                  Willowbrook, Sanatoga, Lehigh, Berkshire and Wayne)
(e)   10.8        Form of Percentage Rent Lease between the Operating
                  Partnership and Genesis (Riverview Ridge and Pleasant
                  View)
(e)   10.9        Form of Fixed Rent Lease between the Operating Partnership and Genesis (Salisbury Medical Office Building)
(f)   10.10       Master Agreement with Genesis
(f)   10.11       Master Agreement with The Multicare Companies, Inc.
(a)   10.12.1     Credit Facility
(g)   10.12.2     First Amendment to Credit Facility
(d)   10.12.3     Second Amendment to Credit Facility
(c)   10.12.4     Third Amendment to Credit Facility
(h)   10.12.5     Master Agreement with Deutsche Bank
(i)   10.12.6     Fourth Amendment to Credit Facility
(i)   10.12.7     Supplement to Fourth Amendment to Credit Facility
(j)   10.13.1     Subordinated Promissory Note of ET Sub-Meridian payable
                  to the Operating Partnership in the amount of $18.5 million
(j)   10.13.2     Agreement of Limited Partnership of ET Sub-Meridian

(j)   10.13.3     Indemnification Agreement dated September 3, 1998 in
                  favor of the persons and entities listed on Exhibit
                  B thereto
(j)   10.13.4     Indemnification Consent and Acknowledgment Agreement
                  dated September 3, 1998 between the Operating
                  Partnership and Genesis
(j)   10.13.5     Guarantee Agreement dated September 3, 1998 between
                  Operating Partnership and ET Sub-Meridian
(j)   10.13.6     Subordinated Promissory Note of  ET Sub-Meridian
                  payable to the Operating Partnership in the amount
                  of $8.5 million
(g)   10.14       Operating Agreement of ET-Sub Vernon Court, L.L.C.
(g)   10.15       Operating Agreement of ET-Sub Cabot Park, L.L.C.
(g)   10.16       Operating Agreement of ET-Sub Cleveland Circle, L.L.C.
(c)   10.16       Option Agreement by and between D. Lee McCreary, Jr.
                  and the Operating Partnership to purchase Mr.
                  McCreary's controlling ownership interest in ET-Sub
                  Vernon Court, L.L.C.
 (c)  10.17       Employment Agreement between the Company and D. Lee
                  McCreary, Jr. dated as of October 13, 1999 *
      11.1        Computation of basic and diluted earnings per share
      21.1	      Subsidiaries of the Registrant
      23.1	      Consent of Independent Auditors


(*) Represents management contract or compensatory plan

(a) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(b) Incorporated by reference to the Company's Form 8-K filed on October
    20, 1999.
(c) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.
(d) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(e) Incorporated by reference to the Company's Form S-11 Registration Statement (No. 333-37451).
(f) Incorporated by reference to the Company's Form 8-K filed on December 11, 2000.
(g) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(h) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.
(i) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2001.
(j) Incorporated by reference to the Company's Form 8-K filed on September 18, 1998.

                      Independent Auditors' Report


The Partners
ET Sub-Meridian Limited Partnership, L.L.P.:


We have audited the accompanying balance sheets of ET Sub-Meridian
Limited Partnership, L.L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three year-period ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the related Real Estate and Accumulated Depreciation financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ET Sub-Meridian Limited Partnership, L.L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related Real Estate and Accumulated Depreciation financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/KPMG LLP

McLean, VA.
January 16, 2002





                 ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                              BALANCE SHEETS
                        December 31, 2001 and 2000
                              (in thousands)

                                                    2001         2000
                                                 -----------------------
                    ASSETS
Assets:
  Properties under capital leases, less
   accumulated depreciation of $11,709
   and $8,197, respectively                        $99,522     $103,034
  Cash and cash equivalents                             97          539
  Restricted cash                                      884        1,057
  Prepaid expenses                                       3            2
                                                 -----------------------
        Total assets                              $100,506     $104,632
                                                 =======================

      LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses                554        1,153
  Accounts payable to related parties                  789        1,148
  Rent received in advance                             837          817
  Capital lease obligations                         64,973       64,662
  Notes payable                                     13,137       23,143
  Note payable to related party                     26,076       17,576
  Other liabilities                                  1,728        1,708
                                                 ------------------------
       Total liabilities                           108,094      110,207

Partners' deficit                                   (7,588)      (5,575)
                                                 ------------------------
       Total liabilities and partners' deficit    $100,506     $104,632
                                                 ========================

            The accompanying notes to financial statements are
                     an integral part of these statements.

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                        STATEMENTS OF OPERATIONS
               Years ended December 31, 2001, 2000 and 1999
                              (in thousands)


                                        2001        2000        1999
                                      --------------------------------
Revenues:
  Rental revenues                       $9,883     $9,800     $9,800
  Other income                              67         28         16
                                      --------------------------------
     Total revenues                      9,950      9,828      9,816

Expenses:
  Interest expense                       6,193      6,592      6,495
  Interest expense - related party       2,138      2,144      2,138
  Depreciation expense                   3,512      3,513      3,514
  General and administrative                96         40          2
  Management fee - related party            24         24          8
                                      --------------------------------
      Total expenses                    11,963     12,313     12,157

                                      --------------------------------
Net loss                               ($2,013)   ($2,485)   ($2,341)
                                      ================================


              The accompanying notes to financial statements are
                    an integral part of these statements.

                 ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                      STATEMENTS OF PARTNERS' DEFICIT
                Years ended December 31, 2001,  2000 and 1999
                              (in thousands)

                                                  General      General
                                                  Partner      Partner
                                               ------------- -----------
                                      Limited  Toughkenamon, ET Meridian,
                              Total   Partner      L.L.C.       L.L.C.
                           ---------- -------  ------------- -----------
Balances at January 1, 1999  $   702   $ 690      $     -       $  12
  Net loss                    (2,341) (2,318)         (12)        (11)
  Distributions                 (467)   (449)         (18)          -
  Transfer of general
   partnership interest            -       -            1          (1)
                           ---------- -------  ------------- -----------
Balances at December 31,
 1999                         (2,106) (2,077)         (29)          -
  Net loss                    (2,485) (2,460)         (25)          -
  Distributions                 (984)   (982)          (2)          -
                           ---------- -------  ------------- -----------
Balances at December 31,
 2000                         (5,575) (5,519)         (56)          -
  Net loss                    (2,013) (1,993)         (20)          -
                           ---------- -------  ------------- -----------
Balances at December 31,
 2001                        ($7,588)($7,512)       ($ 76)      $   -
                           ========== =======  ============= ===========


             The accompanying notes to financial statements are
                     an integral part of these statements.

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                        STATEMENTS OF CASH FLOWS
                Years ended December 31, 2001, 2000 and 1999
                               (in thousands)

                                           2001       2000      1999
                                       ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              ($2,013)    ($2,485)   ($2,341)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation                          3,512       3,513      3,514
    Net changes in assets and
     liabilities:
       Accounts payable and accrued
        expenses                           (938)      1,858      (198)
       Accrued interest on capital
        lease obligations                   311         289       (93)
       Other                                 19          (2)       75
                                       ---------------------------------
          Net cash provided by
            operating activities            891        3,173      957
                                       ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition cost of additions to
   real estate investments                    -            -      (37)
  Net decrease in restricted cash           173           53       59
                                       ---------------------------------
          Net cash provided by
            investing activities            173           53       22
                                       ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                   -        (984)     (467)
  Payments of principal on notes
   payable                               (1,506)     (1,827)     (388)
                                       ---------------------------------
          Net cash used in
            financing activities         (1,506)     (2,811)     (855)
                                       ---------------------------------

Net increase (decrease) in cash and
 cash equivalents                          (442)        415       124
Cash and cash equivalents, beginning
 of year                                    539         124         -
                                       ---------------------------------
Cash and cash equivalents, end of year   $   97     $   539   $   124
                                       =================================

Supplemental cash flow information:
Cash paid for interest                   $8,880      $8,299    $8,898
                                       =================================

                The accompanying notes to financial statements are
                        an integral part of these statements.

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                     Notes to Financial Statements
                       December 31, 2001 and 2000

1.  Organization and Operations

     ET Sub-Meridian Limited Partnership, L.L.P. (the "Partnership") was formed pursuant to the Virginia Revised Uniform Limited Partnership Act, as amended, on August 7, 1998 by and among ET Meridian, L.L.C., a Delaware limited liability company as the general partner, and ElderTrust Operating Limited Partnership as the limited partner (the "Limited Partner"). The limited partner is a 99% owned subsidiary of ElderTrust. During 1999, ET Meridian, L.L.C. sold its general partner interest in the Partnership to Toughkenamon, L.L.C. (the "General Partner").

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

     All of the Partnership's assets at December 31, 2001 and 2000 consisted of real estate properties under capital lease, which were subleased to Genesis. As such, the Partnership's revenues and ability to make distributions to partners' depend, in significant part, upon the revenues derived from Genesis (See Note 4).

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

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                     Notes to Financial Statements
                     December 31, 2001 and 2000
                            (continued)

Restricted Cash

     Restricted cash represents future lease payments on the capital lease obligations and principal and interest payments on the note payable to owners of the skilled nursing facilities required to be deposited to a lockbox.

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

Subleases and Rental Income

     Real estate properties under capital lease are subleased to operators on a long-term triple net-lease basis. Triple net-leases require lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capital expenditures. Subleases provide for minimum rent, based on the lesser of stated amounts

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                     Notes to Financial Statements
                       December 31, 2001 and 2000
                            (continued)

in the sublease agreement or minimum rent for the prior year multiplied by two times the change in the Consumer Price Index ("minimum rent leases"). Sublease payments are recognized as revenue as earned in accordance with the sub lease agreements.

3.  Properties Under Capital Leases

     The Partnership conducts all of its operations from properties which are classified as capital leases. As of December 31, 2001 and 2000, properties under capital lease consisted of seven skilled nursing facilities with a total of 1,176 beds located in two states. All of the leases are for 10 years and expire in 2008.

     The following is an analysis of properties under capital lease at December 31, 2001 and 2000 by major class (dollars in thousands):

                                             2001        2000
                                          ----------------------
Real estate properties, at cost            $100,108    $100,108
Less- accumulated depreciation              (11,709)     (8,197)
Land                                         11,123       11,123
                                          ----------------------
Net real estate properties                 $ 99,522     $103,034
                                          ======================

     Included in the future minimum lease payments is a $65,000 property maintenance fee the Company is required to pay to the lessor each year for the term of the lease. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2001 (dollars in thousands):

    2002                                                   $  4,245
    2003                                                      4,245
    2004                                                      4,245
    2005                                                      4,245
    2006                                                      4,245
    Thereafter                                               74,692
                                                          ----------
    Total minimum lease payments                             95,917
    Less: amount representing interest at 7.06% per annum    30,944
                                                          ----------
    Present value of future minimum lease payments        $  64,973
                                                          ==========

     The Partnership subleases these properties to operators pursuant to long-term triple net leases. Effective September 1, 2001, the annual minimum sublease payments have been increased to $10,050,000 per year. At December 31, 2001 future minimum sublease payments receivable are as follows (dollars in thousands):

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                     Notes to Financial Statements
                       December 31, 2001 and 2000
                            (continued)

                 2002                             $10,050
                 2003                              10,050
                 2004                              10,050
                 2005                              10,050
                 2006                              10,050
                 Thereafter                        25,125
                                                 ---------
                 Total minimum sublease payments  $75,375
                                                 =========

4.  Concentration of Risk

     Revenues recorded by the Partnership under leases with Genesis aggregated $9.9 million and $9.8 million in 2001 and 2000. The Partnership's revenues and ability to make distributions to partners' depends, in significant part, upon the revenues derived from Genesis.

     On June 22, 2000, Genesis filed for protection under Chapter 11 of the United States Bankruptcy Code. On October 2, 2001, Genesis announced that it along with The Multicare Companies, Inc., had successfully completed their reorganization and had emerged from bankruptcy.

5. Notes Payable

     The Partnership partially financed the acquisition of properties under capital leases with notes payable of $8.5 million to Genesis, $17.7 million to the owners of the skilled nursing facilities and $17.6 million to the Limited Partner. The $8.5 million promissory note bears interest at an annual rate of 8% for the first year, 9% for the second year and 10% for remainder of the term of the note, with interest payable monthly through September 3, 2003. The $17.7 million promissory note bears interest at 7.06% annually, with principal and interest payable monthly through September 1, 2008. The $17.6 million subordinated demand loan payable to the Limited Partner bears interest at 12% and is due on demand. Under the terms of the agreements approved by the U. S. Bankruptcy Court, Meridian Healthcare, Inc. (a Genesis affiliate) assigned to ElderTrust Operating Limited Partnership, the Limited Partner, the $8.5 million promissory note, in consideration for reductions in the loan balances on the loans Genesis owed to ElderTrust Operating Limited Partnership.
A modification to the note was executed to extend the term until September 2008 and change the interest rate to 8%.

                ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                     Notes to Financial Statements
                       December 31, 2001 and 2000
                            (continued)

6.  Partners' Capital

     The Partnership percentage interests of the partners are as follows:

                General Partners             1%
                Limited Partner             99%
                                        ----------
                                           100%
                                        ==========

Distribution of Cash

     Cash flow, as defined in the partnership agreement, shall be distributed to the partners in proportion to their percentage interests.

Distribution of Income or Loss

     Net income or loss of the partnership shall be allocated to the partners in proportion to their percentage interests.

7.  Disclosure About Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents and restricted cash approximates fair value based on the short-term nature of these investments.

     The fair value of the Partnership's notes payable at December 31, 2001 and 2000 is estimated using discounted cash flow analysis and currently prevailing rates. The difference between the carrying amount and the fair value of the Partnership's notes payable at December 31, 2001 and 2000 is not significant.

8.  Related Party Transactions

     The Partnership paid management fees of $24,000, $24,000 and $8,000 for 2001, 2000 and 1999, respectively, to the Limited Partner for administrative services provided to the Partnership.

     At December 31, 2001 and 2000, Mr. D. Lee McCreary, the President, Chief Executive Officer and Chief Financial Officer of ElderTrust, was the sole member of the limited liability company which owned the 1% general partner interest in the Partnership.

                  ET SUB-MERIDIAN LIMITED PARTNERSHIP, L.L.P.
                              SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 2001
                         (dollars in thousands)


                           Initial Cost to Company     Cost      Gross Amount Carried at Close of Period
                           -----------------------  Capitalized  ----------------------------------------
                                    Buildings and  Subsequent to      Buildings and           Accum.  Orig. Construct./   Date
  Description   Encumbrances  Land  Improvements    Acquisition   Land Improvements Total(1)Deprec.(2)Renovation Date  Acquired
-------------------------------------------------------------------------------------------------------------------------------
Skilled Nursing Facilities:
  La Plata, MD     $9,208    $1,306     $11,751         $4       $1,306  $11,755  $13,061  $1,375             1983     Sep-98
  Voorhees, NJ     12,173     1,745      15,699          6        1,745   15,705   17,450   1,837        1986/1988     Sep-98
  Centerville, MD  10,033     1,424      12,809          5        1,424   12,814   14,238   1,499   1977/1983/1991     Sep-98
  Dundalk, MD      13,484     1,916      17,241          6        1,916   17,247   19,163   2,017             1981     Sep-98
  Towson, MD        3,883       546       4,912          2          546    4,914    5,460     575        1972-1973     Sep-98
  Severna Park, MD 12,958     1,841      16,567          6        1,841   16,573   18,414   1,938             1982     Sep-98
  Westfield, NJ    16,484     2,345      21,092          8        2,345   21,100   23,445   2,468   1970/1980/1994     Sep-98
                 ---------------------------------------------------------------------------------
Grand Total      $ 78,223    $11,123   $100,071       $ 37      $11,123 $100,108 $111,231 $11,709
                 =================================================================================

(1)  The aggregate cost for Federal income tax purposes is $3,177.
(2) Depreciation expense is calculated using a 28.5 year composite life for buildings.

The following represents a rollforward of the balance of leased properties under capital leases and related depreciation from January 1, 1999 to December 31, 2001:

                                                   Accumulated
                                  Cost Basis       Amortization
                               ---------------- ------------------
Balance at January 1, 1999        $  111,194          $ 1,170

   Acquisitions during the year           37                1

   Real estate properties
    depreciation for the period            -            3,513
                               ---------------- ------------------
Balance at December 31, 1999       $ 111,231          $ 4,684

   Real estate properties
    depreciation for the period            -            3,513
                               ---------------- ------------------
Balance at December 31, 2000       $ 111,231          $ 8,197

   Real estate properties
    depreciation for the period            -            3,512
                               ---------------- ------------------
Balance at December 31, 2001       $ 111,231         $ 11,709
                               ================ ==================

                                ELDERTRUST
                               SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 2001
                           (dollars in thousands)


                            Initial Cost to Company    Cost     Gross Amount Carried at Close of Period    Orig.
                            ----------------------- Capitalized ---------------------------------------- Construct./
                                    Buildings and Subsequent to       Buildings and            Accum.    Renovation   Date
 Description   Encumbrances  Land   Improvements   Acquisition  Land  Improvements  Total(1) Deprec.(2)    Date      Acquired
------------------------------------------------------------------------------------------------------------------------------
Assisted Living Facilities:
 Agawam, MA         $    - (3)  $1,249   $11,243     $   -      $1,249   $11,243    $12,492  $1,545            1997     Jan-98
 Clark's Summit, PA      - (3)     645     5,802        18         645     5,820      6,465     800            1996     Jan-98
 Wilkes-Barre, PA    2,742         662     5,932         -         654     5,932      6,586     780            1993     Mar-98
 Paoli, PA           9,589       1,128    10,079       208       1,152    10,287     11,439   1,414            1995     Jan-98
 Macungie, PA            - (3)     420     3,780         -         420     3,780      4,200     122            1997     Jan-01
 Reading, PA             - (3)     470     4,230         -         470     4,230      4,700     136            1997     Jan-01
 Pottstown, PA           - (3)     360     3,240         -         360     3,240      3,600     104            1998     Jan-01
 Kimberton, PA      10,050 (6)   1,239    10,834        10         970     8,725      9,695      59            1996     Jan-98
 North Andover, MA   8,537       1,194    10,729         3       1,194    10,732     11,926   1,161            1995     Dec-98
 Newton, MA         13,829       1,793    16,091         5       1,793    16,096     17,889   1,742       1905/1995     Dec-98
                   --------    -----------------------------------------------------------------------
   Subtotal         44,747       9,160    81,960       244       8,907    80,085     88,992   7,863
                   --------    -----------------------------------------------------------------------

Independent Living Facility:
 Concord, NH         3,796         407     3,667         -         407     3,667      4,074     504            1926     Jan-98

Skilled Nursing Facilities:
 Philadelphia, PA        - (3)     985     8,821         1       1,135     8,821      9,956   1,212  1930/1993/2000     Jan-98
 Lopatcong, NJ      10,500       1,490    13,406         -       1,490    13,406     14,896   1,841       1984/1992     Jan-98
 Phillipsburg, NJ        -         679     6,110        10         230     2,176      2,406      84       1930/1993     Jan-98
 Wayne, PA           4,600         662     5,921     1,761         662     7,682      8,344     948       1920/1999     Jan-98
 Chester, PA        18,489 (4)   1,187    10,670         -       1,187    10,670     11,857   1,466       1960/1983     Jan-98
 Philadelphia, PA        - (4)   1,230    11,074         1       1,230    11,075     12,305   1,522            1973     Jan-98
 Flourtown, PA      14,900 (5)     784     7,052         -         784     7,052      7,836     970       1977/1991     Jan-98
 Pennsburg, PA           - (5)   1,091     9,813        51       1,091     9,864     10,955   1,353            1982     Jan-98
                   --------    -----------------------------------------------------------------------
   Subtotal         48,489       8,108    72,867     1,824       7,809    70,746     78,555   9,396
                   --------    -----------------------------------------------------------------------

Medical Office and Other Buildings:
 Upland, PA          2,520           -     4,383       129           -     4,512      4,512     612            1977     Jan-98
 Drexel Hill, PA     5,717           -     8,132        86           -     8,218      8,218   1,123       1984/1997     Feb-98
 Salisbury, MD       1,022         135     1,212        75         142     1,287      1,429     170            1984     Jan-98
 Forked River, NJ      482          62       563         -          62       563        625      77            1996     Jan-98
                   --------    -----------------------------------------------------------------------
Subtotal             9,741         197    14,290       290         204    14,580     14,784   1,982
                   --------    -----------------------------------------------------------------------

                   --------    -----------------------------------------------------------------------
Total Operating   $106,773     $17,872  $172,784    $2,358     $17,327  $169,078   $186,405 $19,745
                   --------    -----------------------------------------------------------------------

(1)      The aggregate cost for Federal income tax purposes is $185,019.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3) Encumbered by the Credit Facility in the aggregate amount of $7.2 million.
(4)&(5)  This is a single note which covers both properties.
(6) This property was classified as held for sale prior to November 1, 2001. The asset value and accumulated depreciation have been adjusted according to SFAS 144. See "Item 2 - Properties"

                               ELDERTRUST
                              SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 2001 (continued)
                         (dollars in thousands)

The following represents a rollforward of the balance of real estate properties and related accumulated depreciation from January 1, 1999 to December 31, 2001:

                                                     Accumulated
                                    Cost Basis       Depreciation
                                 ---------------- ------------------
Balance at January 1, 1999          $ 180,573          $  4,444

  Improvements during the period        1,288                13

Real estate properties
 depreciation for the period                -             5,723
                                 ---------------- ------------------
Balance at December 31, 1999        $ 181,861          $ 10,180

Additions/(reductions) during
 period:

   Assets held for sale written
    down to fair value                 (5,932)             (626)
   Assets held for sale
    reclassed on balance sheet        (12,666)           (1,301)
   Improvements                           626                66

Real estate properties
 depreciation for the period                -             5,766
                                 ---------------- ------------------
Balance at December 31, 2000 (1)    $ 163,889          $ 14,085

Additions during period:
   Acquisitions (2)                    12,650               362
   Asset previously held
    for sale (3)                        9,695                59
   Improvements                           171                75

Real estate properties
 depreciation for the period                -             5,164
                                 ---------------- ------------------
Balance at December 31, 2001        $ 186,405          $ 19,745
                                 ================ ==================

(1) Balance does not reflect assets held for sale. Assets held for sale are disclosed separately on the Balance Sheet.
(2) Represents three assisted living properties and land on one additional property acquired through the debt restructuring with Genesis on January 31, 2001.
(3) Represents the Woodbridge property located in Kimberton, PA . This asset was reclassified from held for sale on November 1, 2001.


                               ELDERTRUST
                              SCHEDULE IV
                      MORTGAGE LOANS ON REAL ESTATE
                           December 31, 2001
                        (dollars in thousands)


                                              Final   Periodic              Original     Carrying Amount
                          Number of Interest Maturity  Payment    Prior    Face Amount   of Mortgages at
Description                  Beds     Rate     Date     Term      Liens   of Mortgages  December 31, 2001 (1)
------------------------------------------------------------------------------------------------------------
Term Loans - Assisted Living Facilities:
Melbourne, FL                 92      10.00%   5/2002    (2)      None       $  4,828       $     -
Shillington, PA               57       9.50%   6/2002    (3)      None          5,164             -
Ormond Beach, FL              60       9.50%   6/2002    (3)      None          4,577             -
Macungie, PA                  70      10.50%   6/2002    (3)      None          6,665             -
Reading, PA                   64      10.50%   6/2002    (3)      None          6,269             -
                           --------                                         -------------------------------
     Subtotal                343                                               27,503             -
                           --------                                         -------------------------------

Construction Loans - Assisted Living Facilities:
Wyncote, PA                   52      9.00%    6/2002    (3)      None          5,380             -
Wilmington, DE                92     10.50%    8/2000    (3)      None          9,500             -
Pottstown, PA                 75     10.50%    1/2001    (3)      None          6,511             -
                           --------                                         -------------------------------
     Subtotal                219                                               21,391             -
                           --------                                         -------------------------------
Grand Total                  562                                             $ 48,894       $     -
                           ========                                         ===============================

(1)  The aggregate cost for Federal income tax purposes is $0.
(2) Interest only was payable until the maturity date. Principal payments were required to be made monthly to the extent of one half of excess cash, if any, after payment of operating expenses, management fee, interest and an amount to be agreed upon by the parties for capital expenditures. Principal payment requirements became effective upon closing of bankruptcy proceedings, which were consummated on January 31, 2001.
(3)  Interest only was payable until the maturity date.

Mortgage loan activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                       2001      2000      1999
                                   --------------------------------
Balance, beginning of year          $ 41,559   $ 48,646  $ 47,899
 Additions during the period:
   New mortgage loans                      -          -     5,095

 Deductions during the period:
   Collections of principal (4)      (21,698)         -    (4,348)
   Assisted living properties (5)    (12,500)         -         -
   Other (refinancing agreement) (6)  (7,361)    (7,087)        -
                                   --------------------------------
Balance, end of year                $      -   $ 41,559  $ 48,646
                                   --------------------------------

(4) For 2001, includes principal payments on three term and two construction loan receivables.
(5) These three assisted living properties were transferred to the Company upon the debt restructuring by Genesis in full payment of the mortgage notes receivable. The mortgage loan relief was subsequent to the write down of the mortgage loans receivable to fair value. See note 6, below.
(6) Write down of the mortgage loan receivables to fair value due to negotiation and loan restructuring with Genesis, resulting from Genesis bankruptcy proceedings.

EXHIBIT 11.1


            COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:

                                          For the year ended December 31
                                          ------------------------------
                                             2001      2000      1999
                                          ------------------------------
                                             (amounts in thousands)
Basic income (loss) per share:
------------------------------------------
Net income (loss)                             $524   ($21,330)  ($1,030)
                                          ==============================

Weighted average common shares outstanding   7,184      7,119     7,198
                                          ==============================

Basic net income (loss) per share            $0.07     ($3.00)   ($0.14)
                                          ==============================

Diluted loss per share:
------------------------------------------
Net income (loss)                             $524   ($21,330)  ($1,030)
                                          ==============================

Weighted average common shares outstanding   7,184      7,119     7,198
                                          ==============================
Common share equivalents - stock options
  and warrants                                 258          -         -

Total  weighted average number of diluted
  shares                                     7,442          -         -
                                          ==============================

Diluted net income (loss) per share          $0.07     ($3.00)   ($0.14)
                                          ==============================




EXHIBIT 21

                      SUBSIDIARIES OF THE REGISTRANT

				       Jurisdiction
         Subsidiary           of Organization           Type of Entity
         ----------         -------------------    ------------------------
ElderTrust                       Maryland          Trust
ElderTrust Operating
  Limited Partnership            Delaware          Limited partnership
ET Sub-Phillipsburg, L.L.C.      Delaware          Limited liability company
ET Sub-Windsor I, L.L.C.         Delaware          Limited liability company
ET Sub-Windsor II, L.L.C.        Delaware          Limited liability company
ET Sub-SMOB, L.L.C.              Delaware          Limited liability company
ET Sub-GENPAR, L.L.C.            Delaware          Limited liability company
ET Sub-Lopatcong, L.L.C.         Delaware          Limited liability company
ET Sub-Heritage Woods, L.L.C.    Delaware          Limited liability company
ET Sub-Pleasant View, L.L.C.     Delaware          Limited liability company
ET Sub-Lacey I, L.L.C.           Delaware          Limited liability company
ET Sub-Willowbrook Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Riverview Ridge
 Limited Partnership, L.L.P.     Virginia          Limited liability partnership
ET Sub-Highgate, L.P.            Pennsylvania      Limited partnership
ET Sub-Woodbridge, L.P.          Pennsylvania      Limited partnership
ET Sub-Rittenhouse Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Wayne I Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Belvedere Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Chapel Manor Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Harston Hall Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Pennsburg Manor
 Limited Partnership, L.L.P.     Virginia          Limited liability partnership
ET Sub-Silverlake Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-POB I Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-DCMH Limited
 Partnership, L.L.P.             Virginia          Limited liability partnership
ET Sub-Vernon Court, L.L.C.      Delaware          Limited liability company
ET Sub-Heritage Andover, L.L.C.  Delaware          Limited liability company
ET Belvedere Finance, L.L.C      Delaware          Limited liability company
ET DCMH Finance, L.L.C.          Delaware          Limited liability company
ET Pennsburg Finance, L.L.C.     Delaware          Limited liability company
ET POB I Finance, L.L.C.         Delaware          Limited liability company
ET Wayne I Finance, L.L.C.       Delaware          Limited liability company
ET Sub-Berkshire Limited
 Partnership, L.L.P.             Delaware          Limited liability partnership
ET Berkshire, L.L.C.             Delaware          Limited liability company
ET Sub-Lehigh Limited
 Partnership, L.L.P.             Delaware          Limited liability partnership
ET Lehigh, L.L.C.                Delaware          Limited liability company
ET Sub-Sanatoga, Limited
 Partnership, L.L.P.             Delaware          Limited liability partnership
ET Sanatoga, L.L.C.              Delaware          Limited liability company