Form 10-Q
period 2002-03-31
ELDERTRUST
filed 2002-05-14
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

                                   or

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

                     Yes    X             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                      Outstanding at May 14, 2002
-----------------------------------     -----------------------------
Common shares of beneficial                      7,341,546
interest, $0.01 par value per share








                               ELDERTRUST
                               FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2002

                            TABLE OF CONTENTS




PART I:     FINANCIAL INFORMATION                             Page
                                                              ----

     Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001..........      1

          Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2002 and
            2001..........................................      2

          Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2002 and
            2001..........................................      3

          Notes to Condensed Consolidated Financial
            Statements....................................      4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk............................     25

PART II:     OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds....     26

     Item 3. Defaults Upon Senior Securities..............     26

     Item 6. Exhibits and Reports on Form 8-K.............     26

SIGNATURES................................................     27

EXHIBIT INDEX.............................................     28





                       PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELDERTRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                March 31,  December 31,
                                                  2002        2001
                                               (unaudited)
                                              --------------------------

                      ASSETS
Assets:
  Real estate properties, at cost               $169,190     $169,078
  Less - accumulated depreciation                (21,242)     (19,745)
  Land                                            17,327       17,327
                                              --------------------------
     Net real estate properties                  165,275      166,660
  Cash and cash equivalents                        2,173        2,676
  Restricted cash                                  8,449        9,245
  Accounts receivable, net of allowance
   of $626 and $340, respectively                    263          386
  Accounts receivable from unconsolidated
   entities                                        1,539        1,552
  Prepaid expenses                                   537          403
  Investment in and advances to
   unconsolidated entities, net of allowance
   of $1,384 and $1,405, respectively             23,482       24,033
  Other assets, net of accumulated
   amortization and depreciation of
   $2,893 and $2,817, respectively                   678          600
                                              --------------------------
                                                $202,396     $205,555
                                              ==========================


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Bank credit facility                            $4,548       $7,174
  Accounts payable and accrued expenses              951        1,024
  Accounts payable to unconsolidated entities         11           11
  Mortgages and bonds payable                    106,376      106,773
  Notes payable to unconsolidated entities           921          942
  Other liabilities                                3,304        3,992
                                              --------------------------
     Total liabilities                           116,111      119,916
                                              --------------------------

Minority interest                                  4,611        4,641

Shareholders' equity:
  Preferred shares, $.01 par value;
    20,000,000 shares authorized;
    0 outstanding                                      -            -
  Common shares, $.01 par value;
    100,000,000 shares authorized;
    7,341,546 and 7,336,331 shares
    issued and outstanding, respectively              73           73
  Capital in excess of par value                 120,816      120,750
  Deficit                                        (39,215)     (39,825)
                                              --------------------------
     Total shareholders' equity                   81,674       80,998
                                              --------------------------
Total liabilities and shareholders' equity      $202,396     $205,555
                                              ==========================

               See accompanying notes to unaudited condensed
                    consolidated financial statements.

                                    1

                                ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                    2002       2001
                                              --------------------------
Revenues:
   Rental revenues                                $4,682     $4,686
   Interest, net of amortization of
    deferred loan origination costs                   75        802
   Interest from unconsolidated equity
    investees                                        914        865
   Other income                                      228         51
                                              --------------------------
     Total revenues                                5,899      6,404
                                              --------------------------

Expenses:
   Property operating expenses                       444        292
   Interest expense, including
    amortization of deferred
    finance costs                                  2,143      3,366
   Depreciation                                    1,502      1,380
   General and administrative                        625      1,377
   Loss on impairment of long-lived assets             -        450
   Bad debt expense                                   19         14
                                              --------------------------
     Total expenses                                4,733      6,879
                                              --------------------------

Net income (loss) before equity in losses
  of unconsolidated entities and
  minority interest                                1,166       (475)

Equity in losses of unconsolidated
  entities, net                                     (520)      (505)
Minority interest                                    (36)        49
                                              --------------------------
Net income (loss)                                   $610      ($931)
                                              ==========================

Basic weighted average number of
  common shares outstanding                        7,337      7,119
                                              ==========================
Net income (loss) per share - basic                $0.08     ($0.13)
                                              ==========================
Diluted weighted average number of
  common shares outstanding                        7,680      7,119
                                              ==========================
Net income (loss) per share - diluted              $0.08     ($0.13)
                                              ==========================

               See accompanying notes to unaudited condensed
                    consolidated financial statements.
                                    2


                               ELDERTRUST
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (in thousands)

                                                  Three Months Ended
                                                      March 31,
                                              --------------------------
                                                   2002       2001
                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $610       ($931)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
   Depreciation and amortization                  1,650       1,666
   Bad debt expense                                  19          14
   Loss on impairment of long-lived assets            -         450
   Minority interest and equity in losses
    from unconsolidated entities                    556         456
   Net changes in assets and liabilities:
      Accounts receivable and prepaid expenses      (37)        776
      Accounts payable and accrued expenses         (73)       (128)
      Deferred lease costs                         (154)          -
      Other                                        (693)        152
                                              --------------------------
    Net cash provided by operating activities     1,878       2,455
                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (112)         (6)
  Proceeds from affiliates                           52          45
  Net change in restricted cash                     796        (556)
  Other                                               -         (30)
                                              --------------------------
    Net cash provided by (used in)
     investing activities                           736        (547)
                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under bank credit
    facility                                     (2,700)       (985)
  Principal payments on mortgages and
    bonds payable                                  (397)       (366)
  Other                                             (20)        (17)
                                              --------------------------
    Net cash used in financing activities        (3,117)     (1,368)
                                              --------------------------

Net increase (decrease) in cash and cash
  equivalents                                      (503)        540
Cash and cash equivalents, beginning of
  period                                          2,676       3,105
                                              --------------------------
Cash and cash equivalents, end of period         $2,173      $3,645
                                              ==========================

Supplemental cash flow information:
Cash paid for interest                           $2,024      $3,150
                                              ==========================



               See accompanying notes to unaudited condensed
                    consolidated financial statements.
                                    3



                               ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Certain Significant Risks and Uncertainties

Liquidity

     The Company has a working capital deficit of $46.9 million at March 31, 2002, resulting primarily from (a) $4.5 million of Bank Credit Facility debt, which matures on August 31, 2002, (b) three mortgage loans secured by four properties ("J.P. Morgan Debt") with an aggregate balance of $30.0 million which mature on December 1, 2002 (including one mortgage totaling $10.5 million for which the Company is in default for failure to meet certain property information requirements and Genesis Health Ventures, Inc. ("Genesis") having filed for bankruptcy protection in June 2000) and
(c) the classification of approximately $14.8 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain property information requirements and Genesis having filed for bankruptcy protection. Genesis emerged from bankruptcy in October 2001.

     If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lender will not take any action in regard to these defaults.

     The Company's Bank Credit Facility matures on August 31, 2002. Based on the anticipated monthly payments, the Company estimates that there will be a balance at maturity of approximately $3.0 million.
Based on the significant reduction in the Bank Credit Facility balance during 2001 and the Company's payment history, the Company believes that it will be successful in negotiating a further extension of the Bank Credit Facility that will enable it to pay-off all amounts outstanding under the Bank Credit Facility within a reasonable period of time. However, if the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Bank Credit Facility at that time, or for any other reason the Company were to be in default under the Bank Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Bank Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations. At March 31, 2002, the properties securing the Bank Credit Facility had an aggregate book value of $41.4 million. During the quarter ended March 31, 2002, the Company derived $0.7 million of revenues from these properties.

                               ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company has the right to extend the maturities of each of the three mortgage loans that will mature on December 1, 2002, for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property, or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999.
The repayment of principal and interest on these mortgage loans is non-recourse to the Company. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At
March 31, 2002, the properties securing these mortgages had a net book value of $36.6 million. During the quarter ended March 31, 2002, the Company derived $1.0 million of revenues from these properties.

     The Company continues to be in default on long-term debt totaling $14.8 million as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection in June 2000. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults. At March 31, 2002, the properties securing this indebtedness had a net book value of $20.7 million. During the quarter ended March 31, 2002, the Company derived $0.5 million of revenues from these properties.

3.  Investments in Unconsolidated Entities

     The Company's equity investees represent entities in which the controlling interests are owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting.

     Summary unaudited combined financial information as of and for the quarter ended March 31, 2002 for these unconsolidated entities is as follows (dollars in thousands):

                               ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                         ET Sub-
                           ET Sub-     ET     ET Sub-   Cleveland
                          Meridian,  Capital   Cabot      Circle
                             LLP      Corp.  Park, LLC     LLC    Total
                          ---------------------------------------------
Current assets              $1,107    $121      $175      $264   $1,667
Real estate properties(1)   98,644       -    15,856    13,090  127,590
Notes receivable                 -   4,051         -         -    4,051
Other assets                   379       -       546       516    1,441
Total assets               100,130   4,172    16,577    13,870  134,749
Current liabilities          2,204     293       612       667    3,776
Long-term debt (2)         103,883   8,959    16,426    13,131  142,399
Total liabilities          108,172   9,252    17,307    14,024  148,755
Total deficit               (8,043) (5,080)     (730)     (154) (14,007)
Change in long-term
 debt(3)                      (303)    (60)      (66)      (80)    (509)
Rental revenue               2,513       -       423       374    3,310
Interest income                  1     455         4         4      464
Interest expense             2,073     123       331       252    2,779
Depreciation/amortization      878       -       140       115    1,133
Bad debt expense                 -     418         -         -      418
Net income (loss)             (455)    (22)      (52)        3     (526)
Percent ownership               99%     95%       99%       99%

(1)  Includes properties under capital lease.
(2)  Includes capital lease obligations.
(3)  Change is from December 2001 to March 2002.

4.  Bank Credit Facility

     Effective January 31, 2001, the Bank Credit Facility was extended to August 31, 2002 and the covenants amended to cure the then existing covenant violations. As a result of this extension, the Company is (a) prohibited from further borrowings under the facility, (b) required to make monthly principal payments equal to the cash flow generated by the Company for the month, not to be less than $450,000, and (c) is prevented from paying distributions to shareholders in excess of 110% of that amount required to maintain the Company's REIT status under the tax laws.

     The amounts outstanding under the Bank Credit Facility bear interest at a floating rate of 3.25% over one-month LIBOR, or 5.13% at March 31, 2002.

     The Bank Credit Facility is secured by properties with an aggregate book value of approximately $41.4 million and pledged as collateral at March 31, 2002.

                              ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                    2002        2001
                                               --------------------------
Basic net income (loss) per share:
-----------------------------------------------
  Net income (loss)                                 $610        ($931)

  Weighted average common shares outstanding       7,337        7,119
                                               ==========================

  Basic net income (loss) per share                $0.08       ($0.13)
                                               ==========================

Diluted net income (loss) per share:
-----------------------------------------------
  Net income (loss)                                 $610        ($931)

  Weighted average common shares outstanding       7,337        7,119

  Common stock equivalents - stock options and
    warrants                                         343            -
                                               --------------------------
  Total weighted average number of diluted
     shares                                        7,680        7,119
                                               ==========================

  Diluted net income (loss) per share              $0.08       ($0.13)
                                               ==========================

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share since they are anti-dilutive.

     On March 12, 2002, 5,215 partnership units were redeemed for an equivalent number of shares of ElderTrust. Each partnership unit was converted to one share of common stock.

6.  Subsequent Event

     On May 7, 2002 the Company filed a registration statement with the SEC under the Securities Act of 1933, registering 130,349 common shares of beneficial interest of the Company. These common shares of beneficial interest represent the number of common shares that the Company has issued or may issue to the selling shareholders on redemption of ElderTrust Operating Limited Partnership units currently owned by the selling shareholders. These shares have been registered for offer and sale as required under the terms of a registration rights agreement between the selling shareholders and the Company.

                                   7

                              ELDERTRUST
                     NOTES TO UNAUDITED CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The registration of the offered shares does not mean that any of the selling shareholders will offer or sell any of the shares. The Company will not receive any proceeds of any sales of the offered shares by the selling shareholders, but will incur expenses in connection with the offering.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance, and are subject to risks and uncertainties and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

     * the ability of Genesis, the Company's principal tenant, to continue making lease payments to the Company;
     * the Company's ability to repay, further extend or refinance its Bank Credit Facility when it matures in August 2002;
     * the Company's ability to repay, extend or refinance its mortgages payable to JP Morgan, aggregating $30.0 million, when they mature in December 2002;
     *  fluctuation of interest rates;
     *  availability, terms and use of capital;
     *  general economic, business and regulatory conditions;
     *  federal and state government regulation;
     *  changes in Medicare and Medicaid reimbursement programs; and
     *  competition.

     Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Company's judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

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

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2002, skilled nursing, assisted and independent living facilities comprised approximately 92% of the Company's consolidated investments in real estate properties.

     Approximately 71% of the Company's consolidated assets at March 31, 2002 consisted of real estate properties leased to or managed by Genesis Health Ventures, Inc. ("Genesis") or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager or tenant. Michael R. Walker, Chairman of the Board of the Company, is Chairman of the Board and Chief Executive Officer of Genesis. Revenues recorded by the Company in connection with these leases aggregated $3.7 million and $4.1 million or 63% and 64% of the company's total revenues, for the quarters ended March 31, 2002 and 2001, respectively. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.3 million and $3.2 million for the quarters ended March 31, 2002 and 2001, respectively, from these
properties.   As a result of these relationships, the Company's revenues and its ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure by these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of the Company's properties leased to such entities.

Equity Investees

     The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in and results of operations from, these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-Q.

     ET Capital Corp.

     The Company has a nonvoting 95% equity interest in and $3.1 million in loans to ET Capital Corp. ("ET Capital"), net of bad debt allowance of $5.9 million. The voting 5% equity interest in ET Capital is owned by Mr. McCreary. As of March 31, 2002, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida ("AGE"), which ET Capital acquired in two separate transactions from Genesis during 1998. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan held by ET Capital.

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

     In addition, ET Capital has notes receivable aggregating $3.1 million and $0.9 million at March 31, 2002 and $3.3 million and $1.0 million at March 31, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries, respectively. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital recorded $110,000 and $33,000, respectively in interest income for the quarter ended March 31, 2002 related to the above mentioned notes.

     ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million, which were used to partially fund ET Capital's investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to this note. In addition, at March 31, 2002, ET Capital has loans payable to the Company aggregating $3.1 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The proceeds from these loans were used to partially fund ET Capital's other investments.

     The Company recorded interest income of $123,000 and $130,000 for the three months ended March 31, 2002 and 2001, respectively, related to the notes receivable from ET Capital. The Company also recorded a loss of $21,000 and income of $14,000 related to the portion of its equity interest in ET Capital's results of operations for the three months ended March 31, 2002 and 2001, respectively.

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

     ET Sub-Meridian has real estate investments and long-term debt of $98.6 million and $103.9 million, respectively, at March 31, 2002. Included in long term debt, ET Sub-Meridian has a $17.6 million subordinated demand loan bearing interest at 12% payable to the Company. The Company recorded $527,000 in interest income on this loan receivable during the quarters ended March 31, 2002 and 2001, respectively. As part of the restructuring of the lease and loan transactions between Genesis and the Company, consummated on January 31, 2001, the Company acquired from Genesis a $8.5 million loan receivable with an interest rate of 8%, from ET Sub-Meridian that had been previously guaranteed by the Company. The Company recorded interest income of $170,000 and $114,000 related to this note for the quarters ended March 31, 2002 and 2001, respectively. The Company recorded losses of $450,000 and $451,000 related to its equity interest in ET Sub-Meridian's results of operations for the quarters ended March 31, 2002 and 2001, respectively.

     ET Sub-Cabot Park, LLC
     ET Sub-Cleveland Circle, LLC

     The Company has a 99% non-managing member interest in ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, each of which owns a single assisted living facility. The 1% managing member interest in these companies is owned by a limited liability company of which Mr. McCreary is the sole member.

     ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at March 31, 2002, bearing interest at 12%. The Company recorded $94,000 in interest income for each of the quarters ended March 31, 2002 and 2001, in connection with the demand loans.

     In addition, these companies have loans payable to ET Capital aggregating $3.1 million at March 31, 2002. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% with interest and principal payable monthly.

     The Company recorded an aggregate loss of $49,000 and $68,000 related to its equity interest in ET Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the quarters ended March 31, 2002 and 2001, respectively. These two entities each have real estate investments and aggregate long-term debt of $28.9 million and $29.6 million, respectively, at March 31, 2002.

     At March 31, 2002, ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC each leased one property to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal options. These entities received aggregate lease payments of $0.8 million during the first quarter of 2002 from Genesis Equity Investees.

Results of Operations

     Three months ended March 31, 2002 compared with the three months ended March 31, 2001

     Revenues

     Rental revenues were $4.7 million for each of the quarters ended March 31, 2002 and 2001. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $3.7 million and $4.1 million, or 63% and 64% of total revenues, respectively, for the quarters ended March 31, 2002 and 2001.

     Interest income was $75,000 and $802,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in interest income resulted from the pay-off of term and construction loans during 2001.
As of March 31, 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million and a loan outstanding to another
borrower with a balance of approximately $10.2 million.   These loans
were paid off during the fourth quarter of 2001 and the aggregate proceeds of $22.4 million were used to reduce the outstanding balance under the Bank Credit Facility. Interest income, net of bad debt expense of $71,000, recorded by the Company on these loans during the first quarter of 2001, totaled approximately $670,000. Interest income for the quarter ended March 31, 2002 is primarily the result of interest earned on security and other deposits and reserves held by the Company.

     Other income was $228,000 and $51,000 for the quarters ended March 31, 2002 and 2001, respectively. The increase in other income resulted from a $180,000 gain recognized by the Company on the sale of shares that were pledged in January 1998 by three stockholders of a privately-held company as part of a former tenant's security deposit obligation under its lease of the Woodbridge facility from the Company to a privately held company, of which Mr. Walker is a principal stockholder. In February 2002, the Company announced that it had entered into a new lease and purchase option agreement for the Woodbridge facility with a new tenant, who is an affiliate of Newton Senior Living LLC, for an initial lease term of 10 years commencing on February 1, 2002.

     Expenses

     Property operating expenses were $0.4 million and $0.3 million for the quarters ended March 31, 2002 and 2001, respectively. This increase is due to approximately $135,000 in expenses related to the Woodbridge lease termination as discussed above.

     Interest expense, which includes amortization of deferred financing costs of $74,000 and $236,000, was $2.1 million and $3.4 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease of $1.3 million is due to lower LIBOR rates and lower third party debt balances outstanding at March 31, 2002 as compared to March 31, 2001.
The Bank Credit Facility and mortgages and notes payable to third parties decreased from $144.9 million at March 31, 2001 to $110.9 million at March 31, 2002, including a $32.8 million reduction in the outstanding balance under the Bank Credit Facility. The weighted average interest rate on outstanding third party debt decreased from 8.2% at March 31, 2001 to 6.9% at March 31, 2002. The Company's interest rate on the
Bank Credit Facility was 8.56% at March 31, 2001 compared to 5.13% at March 31, 2002. Amounts outstanding under the Bank Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR. The Company's interest rate on its variable rate mortgages was 4.88% (3.00% over the one-month LIBOR) at March 31, 2002 compared to 8.31% at March 31, 2001.

     General and administrative expenses were $0.6 million and $1.4 million for the quarters ended March 31, 2002 and 2001, respectively. This decrease results primarily from legal fees incurred in the quarter ended March 31, 2001 of approximately $0.8 million as compared to only $0.1 million for the quarter ended March 31, 2002. The legal fees incurred during the quarter ended March 31, 2001 were in connection with the Genesis and Multicare debt restructuring and bankruptcy filings and extension of the Bank Credit Facility.

     For the quarter ended March 31, 2002 the Company did not incur any impairment charges related to long-lived assets, as compared to $450,000 recorded for the quarter ended March 31, 2001. This impairment charge which was recorded during the quarter ended March 31, 2001 related to the Woodbridge property.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1.9 million for the quarter ended March 31, 2002 compared to $2.5 million for the corresponding period in 2001. This decrease of $0.6 million is a result of (a) net income of $0.6 million for the quarter ended March 31, 2002 as compared to a net loss of $0.9 million reported for the corresponding period in 2001, (b) a reduction in the amount of cash collected on outstanding accounts receivable of $0.8 million, (c) a loss on impairment of long-lived assets of $0.5 million recognized in 2001, partially offset by (d) cash paid in 2002 of $0.2 million for deferred lease costs related to the execution of a new lease for the Woodbridge facility and (e) an increase in cash used of $0.8 million which includes decreases in deferred revenue and security deposits of $0.5 million and $0.1 million, respectively, for the quarter ended March 31, 2002.

     Net cash provided by investing activities was $0.7 million for the quarter ended March 31, 2002 compared to net cash used in investing activities of $0.5 million for the corresponding period in 2001. Net cash provided by investing activities for the quarter ended March 31, 2002 included $0.8 million received through a reduction in security deposits and restricted cash.

     Net cash used in financing activities was $3.1 million for the quarter ended March 31, 2002 compared to $1.4 million for the corresponding period in 2001. The net cash used in financing activities was primarily the result of the repayment of $2.7 million on the Company's Bank Credit Facility during the quarter ended March 31, 2002 as compared to $1.0 million for the corresponding period in 2001.

     The Company has a working capital deficit of $46.9 million at March 31, 2002, resulting primarily from (a) $4.5 million of Bank Credit Facility debt, which matures on August 31, 2002, (b) three mortgage loans secured by four properties with an aggregate balance of $30.0 million which mature on December 1, 2002 (including one mortgage totaling $10.5 million for which the Company is in default for failure to meet certain property information requirements and Genesis Health Ventures, Inc. ("Genesis") having filed for bankruptcy protection in June 2000) and (c) the classification of approximately $14.8 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain property information requirements and Genesis having filed for bankruptcy protection. Genesis emerged from bankruptcy in October 2001.

     The Company's Bank Credit Facility matures on August 31, 2002. Based on the anticipated monthly payments, the Company estimates that there will be a balance at maturity of approximately $3.0 million.
Based on the significant reduction in the Bank Credit Facility balance during 2001 and the Company's payment history, the Company believes that it will be successful in negotiating a further extension of the Bank Credit Facility that will enable it to pay-off all amounts outstanding under the Bank Credit Facility within a reasonable period of time.

However, if the Company is unable to pay-off or obtain replacement financing by August 31, 2002, or is unable to negotiate a further extension of the current Bank Credit Facility at that time, or for any other reason the Company were to be in default under the Bank Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Bank Credit Facility, which could have an adverse affect on the Company's financial condition and results of operations. At March 31, 2002, the properties securing the Bank Credit Facility had an aggregate book value of $41.4 million. During the quarter ended March
31, 2002, the Company derived $0.7 million of revenues from these properties.

     The Company has the right to extend the maturities of each of the three mortgage loans that will which mature on December 1, 2002 for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property, or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to the Company. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At March 31, 2002, the properties securing these mortgages had a net book value of $36.6 million. During the quarter ended March 31, 2002, the Company derived $1.0 million of revenues from these properties.

     The Company continues to be in default on long-term debt totaling $14.8 million as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection in June 2000. There can be no assurance that the Company will be able to cure these defaults. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults. At March 31, 2002, the properties securing this indebtedness had a net book value of $20.7 million. During the quarter ended March 31, 2002, the Company derived $0.5 million of revenues from these properties.

     As of March 31, 2002, the Company had shareholders' equity of $81.7 million and Bank Credit Facility borrowings and mortgages and bonds payable to third parties aggregating $110.9 million, net of discount on the Bank Credit Facility of $122,000, which represents a debt to equity ratio of 1.36 to 1. The debt to equity ratio was 1.42 to 1 at December 31, 2001.

     At March 31, 2002, the Company's third party indebtedness of $110.9 million consisted of $34.5 million in variable rate debt and $76.4 million in fixed rate debt. The weighted average annual interest rate on this debt was 6.9% at March 31, 2002. Based on interest rates at March 31, 2002, quarterly debt service requirements related to this debt approximate $3.7 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Company's cash flow and its ability to pay its obligations.

     Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately
86% of the Company's revenues at March 31, 2002. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

     Effective January 31, 2001, the Company is precluded under its Bank Credit Facility from paying distributions to its shareholders in excess of 110% of the amount required to be distributed to maintain its REIT status for federal income tax purposes. To qualify as a REIT, the Company must distribute with respect to each year at least 90% of its taxable income, excluding any net capital gain, to its shareholders.

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

Contractual Obligations and Commercial Commitments

     The following table represents the Company's contractual obligations as of March 31, 2002 (amounts in thousands):

                                      Payments due by period:
                                   Less than   1 to 2   3 to 4   5 years
                           Total    1 year     years    years   and after
                          -----------------------------------------------
Long-term debt            $106,376  $45,993   $2,234    $2,599  $55,550
Credit Facility              4,548    4,548        -         -        -
Operating leases                36       36        -         -        -
Other long-term
 obligations                   921       81      209       279      352
                          -----------------------------------------------
Total contractual
 obligations              $111,881  $50,658   $2,443    $2,878  $55,902
                          ===============================================

     See Item 7A. "Qualitative and Qualitative Disclosures About Market Risk" for additional information.

     As of March 31, 2002, the Company's commercial commitments consisted of the following:

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

     Additionally, the Company entered into an agreement in 1998 with respect to the NDNE properties (collectively, ET Sub-Vernon, ET Sub-Cabot and ET Sub-Cleveland) that allows all deductions for depreciation and low income housing tax credits ("LIHTC") on the NDNE properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Operating Partnership through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Operating Partnership either disposes of all or any portion of their interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTC's actually allowed to the holders of the Class C (LIHTC) Units are subject to recapture pursuant to Section 42(j) of the Internal Revenue Code, the Company shall pay to such holders of the Class C (LIHTC) Units cash in an amount equal to the "credit recapture amount", if any, payable by the holders of the Class C (LIHTC) Units solely as the result of such disposition or other action. The Company also covenants that, in the event that prior to December 31, 2013, the Operating Partnership either disposes of all or any portion of the Company's interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the Class C (LIHTC) Units to have to recognize a "recapture" of all or any portion of the depreciation deductions that have been specially allocated to them, the Company shall pay to the holders of the Class C (LIHTC) Units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.

Financial Covenants

     The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Certain of the Company's other indebtedness also contains various financial and other covenants. At March 31, 2002, the Company was in compliance with these requirements.

     The following table sets forth the material financial covenants to which we are subject under the Credit Facility and our other indebtedness, and the degree to which we complied with those covenants as of March 31, 2002:

                                                Actual Ratio/Test as of
     Financial Covenant    Required Ratio/Test       March 31, 2002
------------------------------------------------------------------------
Minimum tangible net
  worth (1)                $70.0 million              $81.7 million
Total leverage ratio       Less than 65%               49.3%
Minimum interest
 coverage ratio            Greater than 1.20            1.85
Minimum net asset value    $85.0 million             $118.9 million
EBITDA to interest
  expense (2)              Greater than 1.45            1.75

(1) Under the bond documents for the bonds secured by the Company's Highgate and Woodbridge facilities, the Company is required to have minimum tangible net worth of at least $75 million after September 30, 2002.
(2) This interest coverage ratio increases to 1.60:1 for the second six months of 2002, to 1.80:1 for 2003 and thereafter to 1.90:1.

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

     The following table presents the Company's Funds from Operations for the periods presented below:

                                                For the three months
                                                   ended March 31,
                                               ----------------------
                                                 2002          2001
                                               ----------------------
                                                   (in thousands)
Funds from Operations:
  Net income (loss)                                $610      ($931)
  Minority interest                                  36        (49)
                                               ----------------------
  Net income (loss) before minority interest        646       (980)
  Adjustments:
   Real estate depreciation and amortization:
     Consolidated entities                        1,500      1,377
     Unconsolidated entities                      1,122      1,122
  Other items:
    Impairment charges on real
      estate properties                               -        450
                                               ----------------------
  Funds from Operations before allocation to
    minority interest                             3,268      1,969
  Less:
   Funds from Operations allocable to
    minority interest                              (169)      (105)
                                               ----------------------
  Funds from Operations attributable to the
   common shareholders                           $3,099     $1,864
                                               ======================


     The following table presents information from the Company's statement of cash flows for the periods presented below:

                                                For the three months
                                                   ended March 31,
                                               ----------------------
                                                 2002          2001
                                               ----------------------
                                                   (in thousands)

  Other Data:
   Cash flow provided by operating activities   $1,878      $2,455
                                               ----------------------
   Cash flow provided by (used in)
     investing activities                          736        (547)
                                               ----------------------
   Cash flow used in financing activities       (3,117)     (1,368)
                                               ----------------------

     The following is a summary of capital expenditures for the three month periods ended March 31, 2002 and 2001:

                                                For the three months
                                                   ended March 31,
                                               ----------------------
                                                 2002          2001
                                               ----------------------
                                                   (in thousands)
Recurring capital expenditures:
  Corporate / Administrative                      $ 14        $  -
  Capital improvements                               -           6
                                               ----------------------
                                                    14           6
                                               ----------------------

Major renovations                                   98           -
                                               ----------------------

Total capital expenditures                        $112          $6
                                               ======================


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

     The Genesis financial data presented includes only the most recent interim and fiscal year end reporting periods. During 2001, Genesis filed a reorganization plan, which was approved by the United States Bankruptcy Court on September 13, 2001. The approval of the reorganization plan and emergence from bankruptcy resulted in a change of ownership for Genesis. Effective September 30, 2001, Genesis accounts for the change in ownership through "fresh-start" accounting, as a result, the consolidated information provided below for both the predecessor and successor companies are not comparable. The Company can make no representation as to the accuracy and completeness of Genesis' public filings. It should be noted that Genesis has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

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

     The following table sets forth certain summary unaudited condensed consolidated financial data for Genesis as of and for the periods indicated. For the periods presented, Genesis consolidated the results of Multicare, a wholly owned subsidiary of Genesis. The non-Genesis shareholders' were recorded as minority interest.


                                                For the three months
                                                 ended December 31,
                                               ----------------------
                                                 2002          2001
                                               ----------------------
                                                   (in thousands,
                                               except per share data)

               Operations Data
-----------------------------------------------
Net revenues                                    $669,494    $629,019
Operating income before restructuring and
  capital costs                                   61,542      60,018
Debt restructuring, reorganization and other
  costs                                                -      14,209
Loss on sale of assets                                 -       1,770
Depreciation and amortization                     15,794      26,926
Lease expense                                      6,835       9,405
Interest expense, net                             13,059      34,154
Income (loss) before income taxes, minority
  interest and equity in net loss of
  unconsolidated affiliates                       25,854     (22,906)
Income tax                                        10,083           -
Income (loss) before minority interest, equity
  in net loss of unconsolidated affiliates and
  cumulative effect of accounting change          15,771     (22,906)
Minority interest                                   (157)      1,811
Equity in net income (loss) of unconsolidated
  affiliates                                         615        (216)
Net income (loss)                                 16,229     (21,311)
Net income (loss) available to common
  shareholders                                   $15,599    ($32,811)

Per common share data:
  Basic:
     Basic net income (loss)                       $0.38      ($0.67)
     Weighted average shares                  41,037,500  48,641,194
  Diluted:
     Diluted net income (loss)                     $0.37      ($0.67)
     Weighted average shares                  42,108,032  48,641,194
_______________

                                           December 31,   September 31,
                                           ----------------------------
                                               2001           2001
                                           ----------------------------
                                              (dollars in thousands)
Balance Sheet Data
-----------------------------------------
  Working capital                           $ 355,454      $ 298,515
  Total assets                              1,867,182      1,834,580
  Long-term debt                              643,305        603,268
  Shareholders' equity                        850,478        834,858

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's bonds payable and most of the Company's mortgages bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Bank Credit Facility and variable rate mortgages. The Company utilizes interest rate cap provisions within its debt agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for discussion of the market risk associated with these financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The Company had $76.4 million outstanding to third parties in fixed rate debt outstanding at March 31, 2002.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows.
At March 31, 2002, the fair value of the Company's variable rate debt approximates its carrying value of $34.5 million. The weighted average interest rate on borrowings outstanding under the Bank Credit Facility and variable rate mortgages at March 31, 2002 was 4.91%. Assuming the Bank Credit Facility and variable rate mortgage balances outstanding at March 31, 2002 of $34.5 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $345,000. Amounts outstanding under the Bank Credit Facility bear interest at 3.25% over one-month LIBOR. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

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

                      PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     (a)  Not applicable

     (b)  Not applicable

     (c) On March 12, 2002, the Company issued in a private placement in reliance on Section 4 (2) of the Securities Act of 1933 5,215 of its common shares to an individual partner of the Operating Partnership upon that partner's redemption of a corresponding number of units of limited partnership interest of the Operating Partnership.

     (d)  Not applicable

ITEM 3.  Defaults Upon Senior Securities

     The Company is in default on four mortgages totaling approximately $25.3 million for failure to meet certain technical requirements, including property information requirements and the bankruptcy filing by Genesis. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will not take any action in regard to these defaults.

ITEM  6.	Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The exhibits filed with this report are listed in the exhibit index on page 28.

     (b)  Reports on Form 8-K

          On February 26, 2002, ElderTrust filed a Form 8-K announcing the date of its 2002 annual meeting of stockholders.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2002.


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


                              EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

11.1 Computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2002 and 2001.

                                                     EXHIBIT 11.1


                    COMPUTATION OF BASIC AND DILUTED
                    NET INCOME (LOSS) PER SHARE FOR
             THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                    2002        2001
                                               --------------------------
Basic net income (loss) per share:
-----------------------------------------------
  Net income (loss)                                 $610        ($931)

  Weighted average common shares outstanding       7,337        7,119
                                               ==========================

  Basic net income (loss) per share                $0.08       ($0.13)
                                               ==========================

Diluted net income (loss) per share:
-----------------------------------------------
  Net income (loss)                                 $610        ($931)

  Weighted average common shares outstanding       7,337        7,119

  Common stock equivalents - stock options and
    warrants                                         343            -
                                               --------------------------
  Total weighted average number of diluted
     shares                                        7,680        7,119
                                               ==========================

  Diluted net income (loss) per share              $0.08       ($0.13)
                                               ==========================

