Form 10-Q
period 2002-06-30
ELDERTRUST
filed 2002-08-13
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002

                                   or

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

                  Yes  X             No
                      ___               ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at August 13, 2002
_____________________________________     ______________________________
Common shares of beneficial interest,              7,434,314
$0.01 par value per share







                               ELDERTRUST
                               FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 2002

                           TABLE OF CONTENTS




PART I:     FINANCIAL INFORMATION                          Page
                                                           ____


     Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of
                June 30, 2002 and December 31, 2001.......   1

             Condensed Consolidated Statements of
                Operations for the three and six months
                ended June 30, 2002 and 2001..............   2

             Condensed Consolidated Statements of Cash
                Flows for the three and six months ended
                June 30, 2002 and 2001....................   3

             Notes to Condensed Consolidated Financial
                Statements................................   4

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................   9

     Item 3. Quantitative and Qualitative Disclosures
                About Market Risk.........................  26

PART II:     OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds...  27

     Item 3.  Defaults Upon Senior Securities.............  27

     Item 4.  Submission of Matters to a Vote of Security
                 Holders..................................  27

     Item 6.  Exhibits and Reports on Form 8-K............  27

SIGNATURES................................................  28

EXHIBIT INDEX.............................................  29



                                   i


                    PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               ELDERTRUST
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)


                                               June 30,     December 31,
                                                 2002           2001
                                             (unaudited)
                                             ----------------------------

                    ASSETS

Assets:
   Real estate properties, at cost             $167,969        $169,078
   Less - accumulated depreciation              (22,548)        (19,745)
   Land                                          17,185          17,327
                                             ----------------------------
      Net real estate properties                162,606         166,660
   Property held for sale                           991               -
   Cash and cash equivalents                      3,075           2,676
   Restricted cash                                8,727           9,245
   Accounts receivable, net of allowance
     of $29 and $340, respectively                  123             386
   Accounts receivable from unconsolidated
     entities                                     1,577           1,552
   Prepaid expenses                                 413             403
   Investment in and advances to
     unconsolidated entities, net of
     allowance of $1,339 and $1,405,
     respectively                                22,928          24,033
   Other assets, net of accumulated
     amortization and depreciation of
     $3,477 and $2,817, respectively                614             600
                                             ----------------------------
                                               $201,054        $205,555
                                             ============================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Bank credit facility                          $3,271          $7,174
   Accounts payable and accrued expenses            796           1,024
   Accounts payable to unconsolidated entities       11              11
   Mortgages and bonds payable                  106,131         106,773
   Notes payable to unconsolidated entities         901             942
   Other liabilities                              3,284           3,992
                                             ----------------------------
      Total liabilities                         114,394         119,916
                                             ----------------------------

Minority interest                                 3,819           4,641

Shareholders' equity:
   Preferred shares, $.01 par value;
      20,000,000 shares authorized;
      none outstanding                                -               -

   Common shares, $.01 par value; 100,000,000
      shares authorized; 7,409,189 and
      7,336,331 shares issued and
      outstanding, Respectively                       74              73
   Capital in excess of par value                121,641         120,750
   Deficit                                       (38,874)        (39,825)
                                             ----------------------------
     Total shareholders' equity                   82,841          80,998
                                             ----------------------------
      Total liabilities and shareholders'
         equity                                 $201,054        $205,555
                                             ============================

                See accompanying notes to unaudited condensed
                    consolidated financial statements.

                               ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (in thousands, except per share amounts)


                                  Three Months Ended     Six Months Ended
                                      June 30,                June 30,
                                  ---------------------------------------
                                    2002      2001         2002     2001
                                  ---------------------------------------
Revenues:
   Rental revenues                  $4,618   $4,627      $9,254   $9,272
   Interest, net of amortization
    of deferred loan origination
    costs                               70      730         144    1,532
   Interest from unconsolidated
    equity investees                   922      930       1,837    1,795
   Other income                         24       53         234       92
                                  ---------------------------------------
     Total revenues                  5,634    6,340      11,469   12,691


Expenses:
   Property operating expenses         285      277         713      551
   Interest expense, including
    amortization of deferred
    finance costs                    2,100    3,015       4,220    6,358
   Depreciation                      1,491    1,401       2,982    2,770
   General and administrative          606      546       1,223    1,914
   Loss on impairment of long-
    lived assets                         -        -           -      450
   Bad debt expense                      -       14          19       28
                                  ---------------------------------------
     Total expenses                  4,482    5,253       9,157   12,071
                                  ---------------------------------------

Net income before equity in losses
 of unconsolidated entities and
 minority interest                   1,152    1,087       2,312      620

Equity in losses of unconsolidated
 entities, net                        (546)    (735)     (1,066)  (1,240)
Minority interest                      (31)     (21)        (66)      26
                                  ---------------------------------------

Net income (loss) from continuing
  operations                           575      331       1,180     (594)

Loss on discontinued operations
  after minority interest             (234)     (12)       (229)     (18)
                                  ---------------------------------------

Net income (loss)                      $341    $319        $951    ($612)
                                  =======================================


Income Per Share
----------------------------------
Basic weighted average number of
 common shares outstanding            7,361   7,119       7,349    7,119
                                  ---------------------------------------

Basic net income (loss) per share
 from continuing operations           $0.08   $0.04       $0.16   ($0.08)
Basic loss per share from
 discontinued operations             ($0.03)      -      ($0.03)       -
Basic net income (loss) per share     $0.05   $0.04       $0.13   ($0.08)


Diluted weighted average number of
 common shares outstanding            7,705   7,537       7,692     7,119
                                  ---------------------------------------

Diluted net income (loss) per
 share from continuing operations     $0.07   $0.04       $0.15    ($0.08)
Diluted loss per share from
 discontinued operations             ($0.03)      -      ($0.03)        -
Diluted net income (loss) per share   $0.04   $0.04       $0.12     $0.08)


             See accompanying notes to unaudited condensed
                    consolidated financial statements.

                               ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                     2002        2001
                                                  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $951      ($612)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                    3,300      3,224
    Bad debt expense                                    19         28
    Loss on impairment of long-lived assets            250        450
    Minority interest and equity in losses from
     unconsolidated entities                         1,132      1,213
    Net changes in assets and liabilities:
      Accounts receivable and prepaid expenses         188        669
      Accounts payable and accrued expenses           (228)      (368)
      Deferred lease costs                            (154)         -
      Other                                           (777)       114
                                                  ----------------------
   Net cash provided by operating activities         4,681      4,718
                                                  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (184)       (37)
  Proceeds from affiliates                             103         88
  Net change in restricted cash                        518       (900)
  Other                                                  -        (30)
                                                  ----------------------
   Net cash provided by (used in) investing
    activities                                         437       (879)
                                                  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under bank credit facility     (4,050)    (2,362)
  Principal payments on mortgages and bonds
   payable                                            (642)      (593)
  Purchase of partnership units                          -        (18)
  Stock options exercised                               14          -
  Other                                                (41)       (35)
                                                  ----------------------
   Net cash used in financing activities            (4,719)    (3,008)
                                                  ----------------------

Net increase in cash and cash equivalents              399        831
Cash and cash equivalents, beginning of period       2,676      3,105
                                                  ----------------------
Cash and cash equivalents, end of period            $3,075     $3,936
                                                  ======================

Supplemental cash flow information:
Cash paid for interest                              $3,993     $6,080
                                                  ======================

           See accompanying notes to unaudited condensed consolidated financial statements.

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries ("ElderTrust" or the "Company") should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1.  Certain Significant Risks and Uncertainties

Liquidity

     The Company has a working capital deficit of $44.7 million at June 30, 2002, resulting primarily from (a) $3.3 million of Bank Credit Facility debt, which matures on August 31, 2002, (b) three mortgage loans secured by four properties ("J.P. Morgan Debt") with an aggregate balance of $30.0 million which mature on December 1, 2002 (including one mortgage totaling $10.5 million for which the Company is in default for failure to meet certain property information requirements and Genesis Health Ventures, Inc. ("Genesis") having filed for chapter 11 bankruptcy protection in June 2000) and (c) the classification of approximately $14.7 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain property information requirements and Genesis having filed for bankruptcy protection.
Genesis emerged from bankruptcy in October 2001. If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately. Based, in part, on the Company's favorable payment history, the Company believes that the lenders will not take any action in regard to these defaults.

     The Company's Bank Credit Facility matures on August 31, 2002.
Based on the anticipated monthly payments, the Company estimates that there will be a balance at maturity of approximately $2.9 million. The Company is currently negotiating a new Guidance Line of Credit ("Guidance Line") with Wachovia Bank. The more significant terms of the Guidance Line are:

     *     18-month term;
     * recourse loan specifically secured by all properties not otherwise secured by other loans;
     *     borrowings up to $7.5 million upon lender approval;
     *     allowable borrowings on a borrowing base basis;
     *     quarterly principal payments of $500,000;
     * interest calculated at 325 basis points over one-month LIBOR or an alternate rate of Prime plus 0.5%; and
     *     distributions limited to 90% of Funds From Operations.

     If the Company is unable to secure the Guidance Line, or pay-off the existing Credit Facility by August 31, 2002, or is otherwise unable to negotiate a further extension of the Bank Credit Facility at that time, or for any other reason the Company were to be in default under the Bank Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Bank Credit Facility, which could have an adverse effect on the Company's financial condition and results of operations. At June 30, 2002, the properties securing the Bank Credit Facility had an aggregate net book value of $25.0 million. During the quarter and six months ended June 30, 2002, the Company derived $0.5 million and $1.1 million, respectively, of revenues from these properties. It is the Company's belief that the re-financing will occur prior to the Credit Facility maturity on August 31, 2002.

     The Company has the right to extend the maturities of the JP Morgan debt that will mature on December 1, 2002, for two additional years upon the payment of an aggregate extension fee of $150,000. This extension is subject to the requirement that no Events of Default have occured ant that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property, or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The repayment of principal and interest on these mortgage loans is non-recourse to the Company. If the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At June 30, 2002, the properties securing these mortgages had an aggregate net book value of $36.2 million. During the quarter and six months ended June 30, 2002, the Company derived $1.0 million and $2.0 million, respectively, of revenues from these properties.

     The Company continues to be in default on long-term debt totaling $14.7 million as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection in June 2000. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults. At June 30, 2002, the properties securing this indebtedness had an aggregate net book value of $19.8 million. During the quarter and six months ended June 30, 2002, the Company derived $0.5 million and $1.1 million, respectively, of revenues from these properties.

2.  Properties Held for Sale

     The Salisbury Medical Office Building located in Salisbury, Maryland was classified as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of June 30, 2002. The Company recorded a net loss of $229,000, including the $250,000 impairment charge, on this property for the six months ended June 30, 3002. The Company has entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building at a purchase price of approximately $1.1 million and the buyer assuming the debt. The Company decided to sell the Salisbury property because it does not fit into the Company's long-term strategy.

3.  Investments in Unconsolidated Entities

     The Company's equity investees represent entities in which the controlling interests are owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in, and results of operations from, these entities using the equity method of accounting.

     Summary unaudited combined financial information as of and for the quarter ended June 30, 2002 for these unconsolidated entities is as follows (dollars in thousands):

                                                         ET Sub-
                            ET Sub-     ET     ET Sub-  Cleveland
                           Meridian,  Capital   Cabot    Circle
                             LLP       Corp.  Park, LLC    LLC     Total
                           ---------------------------------------------
Current assets               $1,266     $79      $202      $304   $1,851
Real estate properties (1)   97,766       -    15,716    12,974  126,456
Notes receivable(2)               -   3,985         -         -    3,985
Other assets                    379       -       549       520    1,448
Total assets                 99,410   4,064    16,467    13,798  133,739
Current liabilities           2,209     292       611       672    3,784
Long-term debt (3)          103,615   8,898    16,370    13,051  141,934
Total liabilities           107,909   9,191    17,250    13,949  148,299
Deficit                      (8,499) (5,127)     (783)     (151) (14,560)
Change in long-term debt(4)    (268)    (61)      (55)      (81)    (465)
Rental revenue                2,513       -       423       374    3,310
Interest income                   1     457         3         3      464
Interest expense              2,079     123       331       251    2,784
Depreciation/amortization       878       -       140       115    1,133
Bad debt expense                  -     436         -         -      436
Net income (loss)              (456)    (47)      (53)        3     (553)
Percent ownership                99%     95%       99%       99%

(1)  Includes properties under capital lease.
(2)  Represents amounts due from related parties.
(3)  Includes capital lease obligations.
(4)  Change is from March 2002 to June 2002.

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

     The amounts outstanding under the Bank Credit Facility bear interest at a floating rate of 3.25% over one-month LIBOR, or 5.13% at June 30, 2002.

     The Bank Credit Facility is secured by properties with an aggregate book value of approximately $25.0 million at June 30, 2002.

5.   Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                           For the three    For the six
                                            months ended    months ended
                                              June 30,        June 30,
                                           -----------------------------
                                             2002   2001    2002  2001
                                           -----------------------------
Basic net income (loss) per share:
------------------------------------------
Weighted average common shares outstanding  7,361   7,119  7,349  7,119
                                           =============================

  Net income (loss) from continuing
   operations                                $575    $331 $1,180  ($594)
  Basic net income (loss) from continuing
   operations per share                     $0.08   $0.04  $0.16 ($0.08)

  Loss from discontinued operations         ($234)   ($12) ($229)  ($18)
  Basic loss from discontinued operations
   per share                               ($0.03)      - ($0.03)     -

  Net income (loss)                          $341    $319   $951  ($612)
  Basic net income (loss) per share         $0.05   $0.04  $0.13 ($0.08)

Diluted net income (loss) per share:
------------------------------------------
Weighted average common shares outstanding  7,361   7,119  7,349  7,119

Common stock equivalents - stock options
  and warrants                                344     418    343      -
                                           -----------------------------

Total weighted average number of diluted
  Shares                                    7,705   7,537  7,692  7,119
                                           =============================
  Net income (loss) from continuing
   operations                                $575    $331 $1,180  ($594)
  Diluted net income (loss) from
   continuing operations per share          $0.07   $0.04  $0.15 ($0.08)

  Loss from discontinued operations         ($234)   ($12) ($229)  ($18)
  Diluted loss from discontinued
   operations per share                    ($0.03)      - ($0.03)     -

  Net income (loss)                          $341    $319   $951  ($612)
  Diluted net income (loss) per share       $0.04   $0.04  $0.12 ($0.08)

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share as they are anti-dilutive.

6.  Supplemental disclosure of non-cash financing activities

     During the months of May and June of 2002, 64,310 units of ElderTrust Operating Limited Partnership were redeemed for an equivalent number of ElderTrust common shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, "ElderTrust" or the "Company"). In general, these statements are identified by the use of forward-looking words or phrases, including "intended," "will," "should," "could," "may," "continues," "continued," "estimate," "estimated," "expects," "expected," "believes," "anticipates" and "anticipated" or the negative or variations thereof or similar terminology. These statements are not guarantees of the Company's future performance, and are subject to risks and uncertainties and other important factors that could cause the Company's actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

     * the ability of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, to continue making lease payments to the Company;
     * the Company's ability to repay, further extend or refinance its Bank Credit Facility when it matures on August 31, 2002;
     * the Company's ability to repay, extend or refinance its mortgages payable to JP Morgan, aggregating $30.0 million, when they mature on December 1, 2002;
     * the Company is in default on long-term debt totaling $14.7 million as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection in June 2000
     *     fluctuation of interest rates;
     *     availability, terms and use of capital;
     *     general economic, business and regulatory conditions;
     *     federal and state government regulation;
     *     changes in Medicare and Medicaid reimbursement programs; and
     *     competition.

     Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Company's judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements

General

     The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the "Operating Partnership"), of which ElderTrust is the sole general partner. The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2002, skilled nursing, assisted and independent living facilities comprised approximately 92% of the Company's consolidated investments in real estate properties.

     Approximately 71% of the Company's consolidated assets at June 30, 2002 consisted of real estate properties leased to or managed by Genesis Health Ventures, Inc. ("Genesis") or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"), under agreements as manager or tenant. Michael R. Walker, Chairman of the Board of the Company, is also Chairman of the Board of Genesis. Revenues recorded by the Company in connection with these leases aggregated $3.8 million and $4.0 million, or 67% and 63% of the Company's total revenues, for the three months ended June 30, 2002 and 2001, respectively. Revenues recorded by the Company in connection with these leases aggregated $7.5 million and $8.1 million, or 65% and 64% of the Company's total revenues, for the six months ended June 30, 2002 and 2001, respectively. In addition, certain unconsolidated entities of the Company, accounted for under the equity method, also lease properties to Genesis and recognized revenues of $3.3 million for each of the quarters ended June 30, 2002 and 2001, from these properties. As a result of these relationships, the Company's revenues and its ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure by these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of the Company's properties leased to such entities.

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

     The Company's critical accounting policies are as follows:

     Impairment of Long-Lived Assets and Property Held for Sale

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Any impairment recognized is measured by the amount by which the carrying amount of the assets exceeds its estimated fair value.

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

     Investments in limited partnerships accounted for under the equity method of accounting recognize losses only to the extent of the Company's investment and advances made. The Company will recognize losses in excess of its investment, including advances, if it has guaranteed performance under any debt or other obligations of the limited partnership.

Equity Investees

     The Company's Equity Investees represent entities in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investments in and results of operations from, these entities using the equity method of accounting in its consolidated financial statements included in this Form 10-Q

     ET Capital Corp.

     The Company has a nonvoting 95% equity interest in and $3.0 million in loans to ET Capital Corp. ("ET Capital"), net of bad debt allowance of $5.9 million. The voting 5% equity interest in ET Capital is owned by Mr. McCreary.

     As of June 30, 2002, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida ("AGE"), which ET Capital acquired in two separate transactions from Genesis during 1998. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan.

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

     In addition, ET Capital has notes receivable aggregating $3.1 million and $0.9 million at June 30, 2002 and $3.2 million and $1.0 million at June 30, 2001 from two of the Company's Equity Investees and one of the Company's consolidated subsidiaries, respectively. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital recorded $110,000 and $116,000, respectively in interest income for the quarters ended June 30, 2002 and 2001, respectively, related to the above mentioned notes. Interest income for the six months ended June 30, 2002 and 2001 were $220,000 and $232,000, respectively.

     ET Capital's long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million, which were used to partially fund ET Capital's investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to this note. In addition, at June 30, 2002, ET Capital has loans payable to the Company aggregating $3.2 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The proceeds from these loans were used to partially fund ET Capital's other investments.

     The Company recorded interest income of $95,000 and $100,000 for the three months ended June 30, 2002 and 2001, respectively, and $190,000 and $200,000 for the six months ended June 30, 2002 and 2001, respectively, related to the notes receivable from ET Capital. The Company also recorded a loss of $45,000 and $129,000 related to the portion of its equity interest in ET Capital's results of operations for the three months ended June 30, 2002 and 2001, respectively. A loss of $65,000 and $114,000 was recorded for the six months ended June 30, 2002 and 2001, respectively.

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

     ET Sub-Meridian has real estate investment of $97.8 million and long-term debt of $103.6 million at June 30, 2002. Long term debt includes a $17.6 million subordinated demand loan bearing interest at 12% payable to the Company. The Company recorded $533,000 in interest income on this loan receivable for each of the quarters ended June 30, 2002 and 2001, respectively. For the six month period ended June 30, 2002 and 2001, the Company recorded interest income of $1,060,000 on this loan receivable.
As part of the restructuring of the lease and loan transactions between Genesis and the Company, consummated on January 31, 2001, the Company acquired from Genesis a $8.5 million loan receivable with an interest rate of 8%, from ET Sub-Meridian that had been previously guaranteed by the Company. The Company recorded interest income of $172,000 related to this note for each of the quarters ended June 30, 2002 and 2001, respectively. Interest income of $342,000 and $283,000 was recorded for the six months ended June 30, 2002 and 2001, respectively on the $8.5 million note.

     In addition, the Company recorded losses of $452,000 and $538,000 related to its equity interest in ET Sub-Meridian's results of operations for the quarters ended June 30, 2002 and 2001, respectively. A loss of $902,000 and $990,000 was recorded for the six months ended June 30, 2002 and 2001, respectively.

     ET Sub-Cabot Park, LLC
     ET Sub-Cleveland Circle, LLC

     The Company has a 99% non-managing member interest in ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC, each of which owns a single assisted living facility leased to a Genesis Equity Investee under a minimum rent lease, with an initial term of ten years and a ten-year renewal option. These entities received aggregate lease payments of $0.8 million and $1.6 million for the quarter and six months ended June 30, 2002, respectively, from Genesis Equity Investees. The 1% managing member interest in these companies is owned by a limited liability company of which Mr. McCreary is the sole member.

     ET Sub-Cabot Park, LLC and ET Sub-Cleveland Circle, LLC have subordinated demand loans in the aggregate amount of $3.1 million payable to the Company at June 30, 2002, bearing interest at 12%.
The Company recorded $110,000 and $116,000 in interest income for the quarters ended June 30, 2002 and 2001, respectively, in connection with the demand loans. Interest income of $220,000 and $232,000 was recorded by the Company for the six months ended June 30, 2002 and 2001, respectively.

     In addition, these companies have loans payable to ET Capital aggregating $3.1 million at June 30, 2002. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% with interest and principal payable monthly.

     The Company recorded an aggregate loss of $50,000 and $68,000 related to its equity interest in ET Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the quarters ended June 30, 2002 and 2001, respectively. The Company recorded an aggregate loss of $98,000 and $137,000 related to its equity interest in ET Sub-Cabot Park, LLC's and ET Sub-Cleveland Circle, LLC's results of operations for the six months ended June 30, 2002 and 2001, respectively. These two entities each have real estate investments of $28.7 million and aggregate long-term debt of $29.4 million at June 30, 2002.

Results of Operations

     Three months ended June 30, 2002 compared with the three months ended June 30, 2001

     Revenues

     Rental revenues were $4.6 million for each of the quarters ended June 30, 2002 and 2001. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $3.8 million and $4.0 million, or 67% and 63% of total revenues, respectively, for the quarters ended June 30, 2002 and 2001

     Interest income was $70,000 and $730,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest income resulted from the pay-off of term and construction loans during 2001. As of June

30, 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million and a loan outstanding to another borrower
with a balance of approximately $10.2 million.   These loans were paid
off during the fourth quarter of 2001 and the aggregate proceeds of $22.4 million were used to reduce the outstanding balance under the Bank Credit Facility. Interest income recorded by the Company on these loans during the second quarter of 2001, totaled approximately $584,000. Interest income for the quarter ended June 30, 2002 is primarily the result of interest earned on security and other deposits and reserves held by the Company.

     Expenses

     Property operating expenses were $0.3 million for each of the quarters ended June 30, 2002 and 2001, respectively.

     Interest expense, which includes amortization of deferred financing costs of $77,000 and $74,000, was $2.1 million and $3.0 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease of $0.9 million is due to lower LIBOR rates and lower third party debt balances outstanding at June 30, 2002 as compared to June 30, 2001.
The Bank Credit Facility and mortgages and notes payable to third parties decreased from $144.3 million at June 30, 2001 to $110.3 million at June 30, 2002, including a $32.8 million reduction in the outstanding balance under the Bank Credit Facility. The weighted average interest rate on outstanding third party debt decreased from 7.9% at June 30, 2001 to 6.9% at June 30, 2002. The Company's interest rate on the Bank Credit Facility was 7.31% at June 30, 2001 compared to 5.13% at June 30, 2002. Amounts outstanding under the Bank Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR. The Company's interest rate on its variable rate mortgages was 4.9% (3.00% over the one-month LIBOR) at June 30, 2002 compared to 7.2% at June 30, 2001.

     General and administrative expenses were approximately $0.6 million for each of the quarters ended June 30, 2002 and 2001.

     The loss from discontinued operations for the quarter ended June 30, 2002 was $0.2 million. This loss results from classifying the Salisbury Medical Office Building, located in Salisbury, Maryland as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of June 30, 2002. The Company has entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building at a purchase price of approximately $1.1 million and the buyer assuming the debt. The Company decided to sell the Salisbury property because it does not fit into the Company's long-term strategy

     Six months ended June 30, 2002 compared with the six months ended
       June 30, 2001

     Revenues

     Rental revenues were $9.3 million for each of the six months ended June 30, 2002 and 2001, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $7.5 million and $7.4 million, or 65 % and 64% of total revenues, respectively, for the six months ended June 30, 2002 and 2001.

     Interest income was $0.1 million and $1.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest income resulted from the pay-off of term and construction loans during 2001. As of June 30, 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million and a loan outstanding to another borrower with a balance of approximately $10.2 million. These loans were paid off during the fourth quarter of 2001 and the aggregate proceeds of $22.4 million were used to reduce the outstanding balance under the Bank Credit Facility. Interest income recorded by the Company on these loans during the six months ended June 30, 2001, totaled approximately $1.3 million. Interest income for the six months ended June 30, 2002 is primarily the result of interest earned on security and other deposits and reserves held by the Company.

     Other income was $234,000 and $92,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in other income resulted from a $180,000 gain recognized by the Company on the sale of shares acquired as satisfaction of a former tenant's security deposit obligation under its lease of the Woodbridge facility to a privately held company, of which Mr. Walker is a principal stockholder. In February 2002, the Company announced that it had entered into a new lease and purchase option agreement for the Woodbridge facility with a new tenant for an initial lease term of 10 years commencing on February 1, 2002.

     Expenses

     Property operating expenses were $0.7 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. This increase is due to approximately $135,000 in expenses related to the Woodbridge lease termination as discussed above.

     Interest expense, which includes amortization of deferred financing costs of $147,000 and $310,000, was $4.2 million and $6.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of $2.2 million is due to lower LIBOR rates and lower third party debt balances outstanding at June 30, 2002 as compared to June 30, 2001. The Bank Credit Facility and mortgages and notes payable to third parties decreased from $144.3 million at June 30, 2001 to $110.3 million at June 30, 2002, including a $32.8 million reduction in the outstanding balance under the Bank Credit Facility. The weighted average interest rate on outstanding third party debt decreased from 7.9% at June 30, 2001 to 6.9% at June 30, 2002. The Company's interest rate on the Bank Credit Facility was 7.31% at June 30, 2001 compared to 5.13% at June 30, 2002. Amounts outstanding under the Bank Credit Facility bear interest at a floating rate equal to 3.25% over one-month LIBOR. The Company's interest rate on its variable rate mortgages was 4.9% (3.00% over the one-month LIBOR) at June 30, 2002 compared to 7.2% at June 30, 2001.

     General and administrative expenses were $1.2 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively. This decrease results primarily from legal fees incurred during the six months ended June 30, 2001 of approximately $0.8 million as compared to only $0.1 million for the six months ended June 30, 2002. The legal fees incurred during the six months ended June 30, 2001 were in connection with the Genesis and Multicare debt restructuring and bankruptcy filings and extension of the Bank Credit Facility.

     For the six months ended June 30, 2002 the Company incurred an impairment charge of $250,000 related to classifying the Salisbury Medical Office Building as held for sale as compared to $450,000 recorded for the six months ended June 30, 2001, related to the Woodbridge property.

     The loss from discontinued operations for the six months ended June 30, 2002 was $0.2 million. This loss arrives from classifying the Salisbury Medical Office Building, located in Salisbury, Maryland as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of June 30, 2002. The Company has entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building at a purchase price of approximately $1.1 million and the buyer assuming the debt. The Company decided to sell the Salisbury property because it does not fit into the Company's long-term strategy.

     Liquidity and Capital Resources

     Net cash provided by operating activities was $4.7 million for each of the six months ended June 30, 2002 and 2001. Net income for the six months ended June 30, 2002 was $1.0 million as compared to a net loss of $0.6 million for the six months ended June 30, 2001. This $1.6 million improvement was partially offset by changes in operating accounts arising in the ordinary course of business.

     Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $0.9 million for the corresponding period in 2001. Net cash used in investing activities for the six months ended June 30, 2001 included $0.9 million used to increase security deposits and restricted cash as compared to the $0.5 million provided through a decrease in security deposits and restricted cash.

     Net cash used in financing activities was $4.7 million for the six months ended June 30, 2002 compared to $3.0 million for the corresponding period in 2001. The net increase in cash used in financing activities was primarily the result of the repayment of $4.0 million on the Company's Bank Credit Facility during the six months ended June 30,
2002 as compared to $2.4 million of repayments for the corresponding period in 2001.

     The Company has a working capital deficit of $44.7 million at June 30, 2002, resulting primarily from (a) $3.3 million of Bank Credit Facility debt, which matures on August 31, 2002, (b) three mortgage loans secured by four properties with an aggregate balance of $30.0 million which mature on December 1, 2002 (including one mortgage totaling $10.5 million for which the Company is in default for failure to meet certain property information requirements and Genesis having filed for chapter 11 bankruptcy protection in June 2000) and (c) the classification of approximately $14.7 million of long-term debt as current due to the Company's default on mortgages for failure to meet certain property information requirements and Genesis having filed for bankruptcy protection. Genesis emerged from bankruptcy in October

2001. If the Company is unable to obtain waivers of the failed covenants, the lenders could exercise their rights to accelerate the related indebtedness or foreclose on the underlying collateral immediately.
Based, in part, on the Company's favorable payment history, the Company believes that the lender will not take any action in regard to these defaults.

     The Company's Bank Credit Facility matures on August 31, 2002. Based on the anticipated monthly payments, the Company estimates that there will be a balance at maturity of approximately $2.9 million. The Company is currently negotiating a new Guidance Line of Credit ("Guidance Line") with Wachovia Bank. The more significant terms of the Guidance Line are:

     *     18-month term;
     * recourse loan specifically secured by all properties not otherwise secured by other loans;
     *     borrowings up to $7.5 million upon lender approval;
     *     allowable borrowings on a borrowing base basis;
     *     quarterly principal payments of $500,000;
     * interest calculated at 325 basis points over one-month LIBOR or an alternate rate of Prime plus 0.5%; and
     *     distributions limited to 90% of Funds From Operations.

     If the Company is unable to secure the Guidance Line, or pay-off the existing Credit Facility by August 31, 2002, or is otherwise unable to negotiate a further extension of the Bank Credit Facility at that time, or for any other reason the Company were to be in default under the Bank Credit Facility prior to its maturity, Deutsche Bank could exercise its right to foreclose on the collateral securing the Bank Credit Facility, which could have an adverse effect on the Company's financial condition and results of operations. At June 30, 2002, the properties securing the Bank Credit Facility had an aggregate net book value of $25.0 million. During the quarter and six months ended June 30, 2002, the Company derived $0.5 million and $1.1 million, respectively, of revenues from these properties.

     The Company has the right to extend the maturities of each of the three mortgage loans that will which mature on December 1, 2002 for two additional years upon the payment of an aggregate extension fee of $150,000, subject to the requirement that the mortgages are not then in default and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property, or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999.
The repayment of principal and interest on these mortgage loans is non-recourse to the Company. However, if the maturity date of these mortgages is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At June
30, 2002, the properties securing these mortgages had a net book value of $36.2 million. During the quarter and six months ended June 30, 2002, the Company derived $1.0 million and $2.0 million, respectively, of revenues from these properties.

     The Company continues to be in default on long-term debt totaling $25.3 million as a result of its failure to meet certain property information reporting requirements and Genesis having filed for bankruptcy protection in June 2000. Based, in part, on the Company's favorable payment history, the Company does not believe that the lender will take any action in connection with these defaults. At June 30, 2002, the properties securing this indebtedness had a net book value of $20.0 million. During the quarter and six months ended June 30, 2002, the Company derived $0.5 million and $1.1 million, respectively, of revenues from these properties.

     As of June 30, 2002, the Company had shareholders' equity of $82.8 million and Bank Credit Facility borrowings mortgages and bonds payable and mortgages payable aggregating $110.3 million, net of discount on the Bank Credit Facility of $49,000, which represents a debt to equity ratio of 1.33 to 1. The debt to equity ratio was 1.42 to 1 at December 31, 2001.

     At June 30, 2002, the Company's third party indebtedness of $109.4 million consisted of $33.3 million in variable rate debt and $76.1 million in fixed rate debt. The weighted average annual interest rate on this debt was 6.9% at June 30, 2002. Based on interest rates at June 30, 2002, quarterly debt service requirements related to this debt approximate
$3.1 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Company's cash flow and its ability to pay its obligations.

     Facilities owned by the Company and leased to third parties under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 85% of the Company's revenues at June 30, 2002. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

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

     During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses totaling approximately $13.5 million were recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements.

     Based on the amount of these losses, the Company does not believe it will have to make any distributions to its shareholders until at least December 2002 for REIT qualification purposes. Distributions by the Company are at the discretion of its board of trustees. The Company currently anticipates that it will address its distribution policy during the latter part of 2002. Such policy will depend upon various factors, including the minimum distribution required under federal tax law to maintain REIT status, the Company's cash available for distribution, limitations or restrictions under various debt covenants and other cash uses deemed appropriate by the Company.

     Contractual Obligations and Commercial Commitments

     The following table represents the Company's contractual obligations as of June 30, 2002 (amounts in thousands):

                                          Payments due by period:
                                  Less than   1 to 2   3 to 4  5 years
                           Total   1 year     years    years  and after
                          ----------------------------------------------
Long-term debt            $106,131  $45,979   $2,381   $2,698  $55,073
Credit Facility              3,271    3,271        -        -        -
Operating leases                21       21        -        -        -
Other long-term
 obligations                   901       81      209      279      332
Total contractual
                          ----------------------------------------------
 obligations              $110,324  $49,352   $2,590   $2,977  $55,405
                          ==============================================

   See Item 7A. "Qualitative and Qualitative Disclosures About Market
     Risk" for additional information.


     As of June 30, 2002, the Company's commercial commitments consisted of the following:

     The Company provided two letters of credit aggregating $1.0 million in connection with the Woodbridge and Highgate debt documents.

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

     Additionally, the Company entered into an agreement in 1998 with respect to the NDNE properties (collectively, ET Sub-Vernon, ET Sub-

Cabot and ET Sub-Cleveland) that allows all deductions for depreciation and low income housing tax credits ("LIHTC") on the NDNE properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Operating Partnership through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Operating Partnership either disposes of all or a portion of their interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTC's actually allowed to the holders of the Class C (LIHTC) Units are subject to recapture pursuant to Section 42(j) of the Internal Revenue Code, the Company shall pay to such holders of the Class
C (LIHTC) Units cash in an amount equal to the "credit recapture amount", if any, payable by the holders of the Class C (LIHTC) Units solely as the result of such disposition or other action. The
Company also covenanted that, in the event that prior to December
31, 2013, the Operating Partnership either disposes of all or any portion of the Company's interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the Class C (LIHTC) Units to have to recognize a "recapture" of all or any portion of the depreciation deductions that have been specially allocated to them, the Company shall pay to the holders of the Class C (LIHTC) Units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.

Financial Covenants

     The Credit Facility contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Certain of the Company's other indebtedness also contains various financial and other covenants. At June 30, 2002, the Company was in compliance with these requirements.

     The following table sets forth the material financial covenants to which we are subject under the Credit Facility and our other indebtedness, and the degree to which we complied with those covenants as of June 30, 2002:

                                                  Actual Ratio/Test as of
   Financial Covenant        Required Ratio/Test      June 30, 2002
-------------------------------------------------------------------------
Minimum tangible net worth(1)    $70.0 million         $86.7 million
Total leverage ratio             Less than 65%          48.5%
Minimum interest coverage ratio  Greater than 1.20       1.98
Minimum net asset value          $85.0 million        $124.3 million
EBITDA to interest expense(2)    Greater than 1.45       1.86

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

     The following table presents the Company's Funds from Operations for the periods presented below:

                              For the three months    For the six months
                                 ended June 30,         ended June 30,
                              ------------------------------------------
                                 2002       2001       2002      2001
                              ------------------------------------------
                                 (in thousands)        (in thousands)
                              ------------------------------------------

Funds from Operations:
  Net income (loss)               $341      $319       $951     ($612)
  Minority interest                 20        21         56       (27)
  Net income (loss) before
   minority interest               361       340      1,007      (639)
  Adjustments:
    Real estate depreciation
     and amortization:
       Consolidated entities     1,499     1,408      2,999     2,783
       Unconsolidated entities   1,122     1,122      2,244     2,244
   Other items:
     Impairment charges on real
      estate properties            250         -        250       450
                              ------------------------------------------
Funds from Operations before
 allocation to minority
 interest                        3,232     2,870      6,500     4,838
Less:
  Funds from Operations
   allocable to minority
   interest                       (152)     (150)      (323)     (254)
                              ------------------------------------------
Funds from Operations
 attributable to the common
 shareholders                   $3,080    $2,720     $6,177     $4,584
                              ==========================================

     The following table presents information from the Company's statement of cash flows for the periods presented:

                              For the three months    For the six months
                                 ended June 30,         ended June 30,
                              ------------------------------------------
                                 2002       2001       2002      2001
                              ------------------------------------------
                                 (in thousands)        (in thousands)
                              ------------------------------------------
Other Data:
  Cash flow provided by
   operating activities          $2,803    $2,263     $4,681    $4,718
                              ------------------------------------------
  Cash flow provided by (used
   in) investing activities        (299)     (332)       437      (879)
                              ------------------------------------------
  Cash flow used in financing
   activities                    (1,602)   (1,640)    (4,719)   (3,008)
                              ------------------------------------------

     The following is a summary of capital expenditures for the periods presented:

                              For the three months    For the six months
                                 ended June 30,         ended June 30,
                              ------------------------------------------
                                 2002       2001       2002      2001
                              ------------------------------------------
                                 (in thousands)        (in thousands)
                              ------------------------------------------

Recurring capital expenditures:
  Corporate / Administrative     $  3      $  -       $  17       $  -
  Capital improvements              2        11           2         17
                              ------------------------------------------
                                    5        11          19         17
                              ------------------------------------------

Major renovations                  67        20         165         20

                              ------------------------------------------
Total capital expenditures        $72       $31        $184        $37
                              ==========================================


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

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis' quarterly report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").

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


                            For the three months    For the six months
                              ended March 31,         ended March 31,
                            -------------------------------------------
                               2002       2001       2002       2001
                            -------------------------------------------
                            Successor Predecessor Successor Predecessor
                              (in thousands, except per share data)
Operations Data
----------------------------
Net revenues                 $678,894   $624,210  $1,343,025 $1,247,319
Operating income before
 restructuring and capital
 costs                         64,516     51,407     126,881    111,687
Debt restructuring,
 reorganization and other
 costs                          1,700     10,497       1,700     24,706
Gain on arbitration award     (21,678)         -     (21,678)         -
Gain on sale of assets              -          -           -     (1,770)
Loss on sale of assets              -      2,310           -      2,310
Depreciation and amortization  16,068     26,402      31,797     53,261
Lease expense                   6,600      8,944      13,519     18,197
Interest expense, net          12,642     31,608      25,701     65,757
Income (loss) before income
 taxes, minority interest
 and equity in net loss of
 unconsolidated affiliates     49,184    (28,354)     75,842    (50,774)
Income tax                     19,182          -      29,578          -
Income (loss) before minority
 interest, equity in net loss
 of unconsolidated affiliates
 and cumulative effect of
 accounting change             30,002    (28,354)     46,264    (50,774)
Equity in net income (loss)
 of unconsolidated affiliates     (35)      (814)        580     (1,030)
Minority interest                (595)     4,387        (752)     6,198
Net income (loss)              29,372    (24,781)     46,092    (45,606)
Net income (loss) available
 to common shareholders       $24,943   ($36,723)    $40,542   ($69,534)
Per common share data:
  Basic:
    Basic net income (loss)     $0.61     ($0.75)      $0.99     ($1.43)
    Weighted average shares   41,168,498 48,641,456 41,102,279 48,641,456
  Diluted:
    Diluted net income (loss)   $0.59     ($0.75)      $0.97     ($1.43)
    Weighted average shares   43,300,745 48,641,456 43,230,209 48,641,456
_______________

                                            March 31,     September 31,
                                           -----------------------------
                                               2002           2001
                                           -----------------------------
                                              (dollars in thousands)
Balance Sheet Data
-----------------------------
   Working capital                           $ 434,127      $ 298,515
   Total assets                              1,907,235      1,834,580
   Long-term debt                              683,272        603,268
   Shareholders' equity                        879,204        834,858

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

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The Company had $76.1 million outstanding to third parties in fixed rate debt at June 30, 2002.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows.
At June 30, 2002, the fair value of the Company's variable rate debt
approximates its carrying value of $33.3 million.   The weighted average
interest rate on borrowings outstanding under the Bank Credit Facility and variable rate mortgages at June 30, 2002 was 4.9%. Assuming the Bank Credit Facility and variable rate mortgage balances outstanding at June 30, 2002 of $33.3 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $333,000. Amounts outstanding under the Bank Credit Facility bear interest at 3.25% over one-month LIBOR. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

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

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable
     (b)  Not applicable
     (c) During the quarter ended June 30, 2002, the Company issued a total of 64,310 common shares to nine individuals upon redemption of a corresponding number of units of limited partnership interest in ElderTrust Operating Limited Partnership held by such persons in reliance upon section 4(2) of the Securities Act of 1933, as amended.

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

     The Company held its annual meeting of shareholders on May 23, 2002. At the meeting, shareholders elected one trustee.

     The following nominee for trustee, who was elected for a term of three years and until his successor is duly elected and qualified, received the following votes at the meeting:

                                     For           Withhold Authority
                                --------------    --------------------
      John G. Foos                6,248,732              85,274

     In addition, the term of office of each of the following trustees continued after the meeting: Michael R. Walker, Harold L. Zuber, Jr.,
D. Lee McCreary, Jr. and Rodman W. Moorhead, III.

ITEM  6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits filed with this report are listed in the exhibit index on page 29.

(b)  Reports on Form 8-K

     On May 23, 2002, ElderTrust filed a Form 8-K addressing federal income tax considerations relating to the purchase, ownership and disposition of its common shares.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.


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

                               EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
10.1             Separation Agreement and Release entered into as of June
                 7, 2002 by and between ElderTrust and John H. Haas.

11.1 Computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001


                                                       EXHIBIT 10.1
                      SEPARATION AGREEMENT AND RELEASE

     This Separation Agreement and Release ("Agreement") is entered into as of June 7, 2002 by and between ElderTrust ("Employer") and John H. Haas ("Employee").


     The parties agree as follows:

     1. Employee hereby resigns from all of his offices and positions with Employer, ElderTrust Operating Limited Partnership (the "Operating Partnership") and each of their respective subsidiaries, including, without limitation, his position as Vice President and Chief Operating Officer of Employer. From and after the date hereof, Employee shall take no official action in the name and on behalf of Employer, the Operating Partnership or any of their respective subsidiaries nor have the authority to bind Employer, the Operating Partnership or any of their respective subsidiaries. Employee agrees to execute and deliver to Employer, the Operating Partnership and their respective subsidiaries such documents concerning such resignation as may be reasonably requested by Employer, the Operating Partnership or their respective subsidiaries from time to time.

     2. Notwithstanding the provisions of Paragraph 1, during the period from the date hereof through October 31, 2002, Employee shall serve as an employee of Employer and shall perform such services as the President and Chief Executive Officer of Employer may reasonably request. The Employee shall perform his services hereunder at the Employer's offices or at such other locations as the President and Chief Executive Officer of Employer may reasonably designate. Unless the parties hereto otherwise agree in writing, the Employee's employment with Employer shall terminate at the close of business on October 31, 2002.

     3. During the period from the date hereof through October 31, 2002, Employer shall pay Employee his regular wages (based on his annual salary of $225,000.00), less tax withholding and standard deductions, and thereafter Employer shall have no further obligations to Employee, except as provided in Paragraphs 4, 5, 6 (second sentence only) and 7 below.

     4. Notwithstanding any prior performance of services by Employee or other future circumstances or events, including without limitation the future performance of services by Employee, the share options granted to Employee pursuant to the Share Option Agreements between Employer and Employee made as of May 23, 2000, September 25, 2000 and April 27, 2001 (the "Share Option Agreements"), and all rights and benefits of Employee thereunder (including without limitation all share options granted therein) shall be terminated, canceled and of no further force or effect as of October 31, 2002 to the extent the share options granted therein are not vested as of such date. The shares options granted pursuant to the Share Option Agreements that are vested as of October 31, 2002 shall remain exercisable after October 31, 2002 in accordance with their terms. Employer agrees that, if requested by the Employee at any time after October 31, 2002 but before the expiration of the option exercise period under the Share Option Agreements, Employer shall cause the Operating Partnership to loan up to $45,000 in the aggregate to Employee to fund the option exercise price and required tax withholding in connection with the exercise by Employee of vested share options granted under the Share Option Agreements; provided that as a condition to the making of any such loan Employee shall furnish a release to the Employer in the form attached hereto as Annex A and provided further that Employee shall not then be in breach of this Agreement. Any such loan shall be a full recourse obligation of Employee, shall be secured by a pledge of the Employer common shares that are acquired upon exercise of Employee's share options, shall have a maturity date of no longer than two years from the date the loan is made and shall bear interest payable quarterly at the same annual rate of interest charged at the time the loan is made by a major brokerage firm selected by Employer for margin loans with comparable maturities. The documentation, including the pledge agreement, for such loan shall be in substantially the form attached hereto as Annex B.

     5. The Distribution Equivalent Rights Agreement between Employer and Employee made as of May 23, 2000 and all rights, benefits, obligations and liabilities of the parties thereunder (including, without limitation, all distribution equivalent rights granted therein) shall be terminated, canceled and of no further force of effect as of the October 31, 2002, except that the Employer shall make a lump sum payment to Employee of the balance of his Distribution Equivalent Account (as that term is defined in his Distribution Equivalent Rights Agreement) promptly following the termination of his employment on October 31, 2002.

     6. Employer shall continue Employee's eligibility for medical insurance through October 31, 2002 in accordance with the terms of the medical insurance plan of Employer. Employer also will cooperate with Employee to continue his eligibility for medical insurance at his expense for a maximum of 18 months following October 31, 2002 in accordance with the terms of the medical insurance plan of Employer. Employee shall also remain eligible to continue to participate in the Employer's Simple IRA through October 31, 2002, and shall continue to be entitled through October 31, 2002 for mileage reimbursement for the use of his personal automobile on Employer-related business at a rate of
31.5 cents per mile and for tolls and parking incurred by him in connection with his performing services under this Agreement.

     7. Employer agrees to continue for the benefit of Employee the indemnification provided to officers in Article XII of Employer's Bylaws, as such provision may be amended from time to time, provided that such indemnification shall apply only with respect to acts or omissions of Employee that occurred while he was acting in his official capacity as an officer or employee of Employer.

     8. Employee, on behalf of himself and his heirs, executors, administrators, successors and assigns, hereby irrevocably, unconditionally and forever releases and discharges, to the fullest extent permitted by law, Employer, the Operating Partnership and their respective subsidiaries, and Employer's, the Operating Partnership's and their subsidiaries' respective trustees, directors, officers, partners, members, employees, agents, accountants, counsel and other representatives, and their respective successors and assigns, from any and all complaints, claims, demands, damages, lawsuits, actions, causes of action, obligations and liabilities whatsoever that he has, had or may have through the date of this Agreement, whether known or unknown, absolute or contingent, accrued or unaccrued, including, but not limited to, all claims arising from or in any way relating to Employee's employment or the termination of his employment and any and all claims relating to any employment contract, any employment statute or regulation, or any employment discrimination law, including, but not limited to, all state and local laws, regulations and ordinances prohibiting discrimination in employment, and other laws and regulations relating to employment, but excluding any claims, damages or liabilities resulting from any breach by Employer of the terms of this Agreement. Employee agrees not to file any claim or lawsuit seeking monetary recovery and asserting any claims that are released in this Paragraph. Employee irrevocably and unconditionally waives any and all rights to recover any relief and damages concerning any claims that are released in this Paragraph. Employee represents and warrants that he has not previously filed or joined in any such claims or lawsuits against Employer or any of the other persons or entities released in this Paragraph, and that he has not given or sold any portion of any claims released herein to anyone else, and that he will indemnify and hold harmless the persons and entities released herein from all liabilities, claims, demands, costs, expenses and/or attorneys' fees incurred as a result of any such assignment or transfer. Employee hereby consents to the jurisdiction over his person of any courts within the Commonwealth of Pennsylvania with respect to any proceedings in law or in equity arising out of this Agreement.

     9. Employer and the Operating Partnership, on behalf of themselves and their successors and assigns, hereby irrevocably, unconditionally and forever release and discharge, to the fullest extent permitted by law, Employee and his heirs, executors, administrators, successors and assigns from and against any and all complaints, claims, demands, damages, lawsuits, actions, causes of action, obligations and liabilities whatsoever, whether absolute or contingent, which Employer or the
Operating Partnership has or may have against Employee for acts taken by him within the scope of his employment; provided, however, that it is expressly agreed and understood that the release provided by Employer and the Operating Partnership in this Paragraph shall only release any such complaints, claims, demands, damages, lawsuits, actions, causes of action and liabilities of which the Employer has knowledge on the date of this Agreement, or, which, through the exercise of reasonable care, should have had knowledge, on the date of this Agreement and shall not waive or release any other complaints, claims, demands, damages, lawsuits, actions, causes of action and liabilities. For purposes of this Paragraph, the knowledge of Employee shall not be attributable to the Employer or the
Operating Partnership.   Employer and the Operating Partnership agree not
to file any claim or lawsuit seeking monetary recovery and asserting any claims that are released in this Paragraph, except as required by law. Employer and the Operating Partnership irrevocably and unconditionally waive any and all rights to recover any relief and damages concerning any claims that are released in this Paragraph. Employer and the Operating Partnership represent and warrant that they have not previously filed or joined in any such claims or lawsuits against Employee, and that the Employer and the Operating Partnership have not given or sold any portion of any claims released in this Paragraph to anyone else, and that the Employer and the Operating Partnership will indemnify and hold harmless Employee from all liabilities, claims, demands, costs, expenses and/or attorneys' fees incurred as a result of any such assignment or transfer.

     10. Employee represents and promises that prior to the execution of this Agreement he has returned to Employer all equipment (including Employer's cell phone), supplies, documents or any other material or property belonging to Employer, the Operating Partnership or any of their respective subsidiaries. Employee further promises not to disclose to any third party any confidential or proprietary information related or pertaining to Employer, the Operating Partnership or any of their respective subsidiaries, and not to make any disparaging statements, whether oral or written, regarding Employer, the Operating Partnership, any of their respective subsidiaries or any of their respective businesses, officers, trustees, directors, partners, members, employees, agents or other representatives. Employee agrees to direct all requests for employment references, which shall be made in writing, to Employer's President and Chief Executive Officer. Employer agrees that its President and Chief Executive Officer will respond to such requests by issuing a letter in the form mutually agreeable to the Employer and the Employee. Employee hereby consents to the jurisdiction over his person of any courts within the Commonwealth of Pennsylvania with respect to any proceedings in law or in equity arising out of this Agreement.

     11. This Agreement contains the entire agreement between Employee and Employer relating to his employment and termination thereof and supersedes any other prior oral or written understandings or agreements relating thereto. This Agreement cannot be changed except by a writing signed by the party sought to be bound thereby. This Agreement shall be governed by, and construed in accordance with, the laws of Pennsylvania applicable to contracts entered and performed wholly therein.

     12. Employee acknowledges that he has been advised to consult, and has consulted, with an attorney before executing this Agreement, that he has read and understands the Agreement, and that he is signing it voluntarily and without coercion.

June 7, 2002                              By:  /s/ John H. Haas
------------------------                  -----------------------------
Date                                      John H. Haas

                                          ELDERTRUST

June 7, 2002                              By:  /s/ D. Lee McCreary, Jr.
------------------------                  -----------------------------
Date                                      D. Lee McCreary, Jr.
                                          President and Chief Executive
                                          Office


                                                           ANNEX A
          RELEASE

     As contemplated Paragraph 5 of that certain Separation Agreement and Release dated as of June 7, 2002 by and between ElderTrust and John
H. Haas ("Haas"), Haas, on behalf of himself and his heirs, executors, administrators, successors and assigns, hereby irrevocably, unconditionally and forever releases and discharges, to the fullest extent permitted by law, ElderTrust, ElderTrust Operating Limited Partnership (the "Operating Partnership") and their respective subsidiaries, and ElderTrust's, the Operating Partnership's and their subsidiaries' respective trustees, directors, officers, partners, members, employees, agents, accountants, counsel and other representatives, and their respective successors and assigns, from any and all complaints, claims, demands, damages, lawsuits, actions, causes of action, obligations and liabilities whatsoever that he has, had or may have through the date of this Release, whether known or unknown, absolute or contingent, accrued or unaccrued, including, but not limited to, all claims arising from or in any way relating to Haas' employment or the termination of his employment and any and all claims relating to any employment contract, any employment statute or regulation, or any employment discrimination law, including, but not limited to, all state and local laws, regulations and ordinances prohibiting discrimination in employment, and other laws and regulations relating to employment. Haas agrees not to file any claim or lawsuit seeking monetary recovery and asserting any claims that are released in this Release. Haas irrevocably and unconditionally waives any and all rights to recover any relief and damages concerning any claims that are released in this Release. Haas represents and warrants that he has not previously filed or joined in any such claims or lawsuits against ElderTrust or any of the other persons or entities released in this Release, and that he has not given or sold any portion of any claims released herein to anyone else, and that he will indemnify and hold harmless the persons and entities released herein from all liabilities, claims, demands, costs, expenses and/or attorneys' fees incurred as a result of any such assignment or transfer. Haas hereby consents to the jurisdiction over his person of any courts within the Commonwealth of Pennsylvania with respect to any proceedings in law or in equity arising out of this Release.

------------------------            -------------------------------
Date                                John H. Haas





                          SECURED PROMISSORY NOTE

$__________                                             ______ __, 2002
                                           Kennett Square, Pennsylvania

     FOR VALUE RECEIVED, the undersigned, John H. Haas ("Maker"), promises to pay to the order of ElderTrust Operating Limited Partnership, a Delaware limited partnership ("Holder," which term shall include ElderTrust Operating Limited Partnership and any subsequent holder or assignee of this Note), at 101 East State Street, Suite 100, Kennett Square, PA 19348, or at such other place as the Holder of this Note may from time to time designate, the principal sum of _____________ Dollars ($_____________) with interest on the unpaid principal balance from time to time outstanding, at the rate set forth below, with payment of principal and interest to be made in lawful money of the United States which shall be legal tender for public and private debts at the time of payment, as follows:

         (a) Interest shall be computed on the basis of a three hundred sixty (360) day year, and for the actual number of days outstanding, at a rate per annum equal to ____percent (___%). Interest shall be payable quarterly in arrears, commencing on ______ ___, 2002, and continuing on the first day of each subsequent annual quarterly period thereafter (specifically, each April 1, July 1, October 1, and January 1) until the Maturity Date (as such term is hereinafter defined). The total unpaid principal balance and all accrued and unpaid interest shall be due and payable on the Maturity Date. All payments of principal or interest shall be made to the Holder of this Note not later than 1:00 p.m. on the date and at the place of payment designated by the Holder hereof as aforesaid (or at such other place as the Holder hereof may from time to time designate), and any payment received on such date but after such hour shall be deemed to have been paid to and received by the holder hereof on the next succeeding business day. If the date on which any payment is required to be made pursuant to this Note is not a business day, then such payment shall be due and payable on the next succeeding day which is not a Saturday, Sunday or legal holiday in the Commonwealth of Pennsylvania.

          (b) As used in the Note, the term "Maturity Date" shall mean the _________ ___, 2004.

          (c) All payments hereof shall be made without reduction, and shall not be subject to any claim or offset of any kind or nature whatsoever.

     1.     Permissible Prepayments.

     The principal amount of this Note or any other amounts owed under this Note at any time, and from time to time, may be prepaid in whole or in part, together with interest accrued thereon to the date of such prepayment, without premium.

     2.     Events of Default.

     At the option of Holder, the principal amount of this Note shall be accelerated, and shall become immediately due and payable, without notice or demand, upon the occurrence at any time of any of the following:

            (a) failure to pay when due, as set forth herein, any principal or interest payments; or

            (b) the commencement of any case action or proceeding whether voluntary or involuntary (which, in the case of an involuntary proceeding, is not dismissed within sixty (60) days from the date it is filed), under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law or statute, or any assignment for the benefit of creditors; or

            (c) the occurrence of any other default or breach by Maker of any other term or condition of this Note which remains uncured for more than ten (10) days; or

            (d) the occurrence of any other default under or "Event of Default" as defined in that certain Pledge Agreement executed as of even date herewith (the "Pledge Agreement") or under any other document relating to or executed in connection with this Note or the Pledge Agreement (collectively, the "Loan Documents"), which is not cured within any cure period that may be provided for under any such Loan Document.

     3.  Remedies.

         (a) If any payment, including each quarterly interest payment, required by this Note, is not made when due, such unpaid amount shall, itself, accrue interest. Additionally, upon any Event of Default under this Note, including any such payment default, the interest rate provided for herein shall immediately, without notice, increase to two percent (2%) over the interest rate set forth in paragraph (a) on page one hereof (the "Default Interest Rate").

         (b) Upon the occurrence of an Event of Default, Holder may declare the principal amount of this Note, together with all accrued and unpaid interest thereon, to be immediately due and payable, and exercise any other remedy provided hereunder, or at law, and may exercise any remedy provided for under the Pledge Agreement or under any other Loan Document.

         (c) Maker promises to pay all costs of collection, including without limitation, attorneys' fees, and all expenses in connection with the protection or realization on the collateral securing this Note, whether or not suit is brought hereon. Such costs and expenses shall include, without limitation, all fees, costs, attorneys' fees and expenses incurred by the Holder hereof in connection with any suit to enforce the Loan Documents, any insolvency, bankruptcy, reorganization, arrangement or other similar proceedings involving Maker, which in any way affects the rights of the Holder to exercise its rights and remedies under this Note or under the Loan Documents securing this Note.

     4.  Miscellaneous.

         (a) Maker hereby expressly waives presentment, demand, protest, notices of protest, dishonor and non-payment of this Note and all notices of every kind. To the extent permitted by applicable law, the defense of the statute of limitations hereby is waived by Maker.

         (b) No single or partial exercise of any power hereunder or under the Loan Documents shall preclude other or further exercise thereof or the exercise of any other right or power in connection with the enforcement of this Note. The Holder hereof shall at all times have the right to proceed against any portion of the security held herefor in such order and in such manner as the Holder, in its sole discretion, may deem fit, without waiving any rights with respect to any other security granted in connection herewith. No delay or omission on the part of the Holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other right under this Note.

         (c) This Note shall be governed by and construed under the laws of, the Commonwealth of Pennsylvania. Maker hereby submits to personal jurisdiction in said State for the enforcement of Maker's obligations hereunder, and waives any and all rights to object to jurisdiction within such State in connection with litigation to enforce rights under this Note and the Loan Documents. In the event such litigation is commenced, Maker agrees that service of process may be made and personal jurisdiction over Maker obtained, by service of a copy of the summons, complaint and other pleadings required to commence such litigation upon Maker. Maker may designate a substitute agent, or change the address to which said copies shall be sent, by notice to Holder at the place designated for payment hereof by Holder.


                                      MAKER:

                                      --------------------------------
                                      John H. Haas



                             PLEDGE AGREEMENT

     THIS PLEDGE AGREEMENT, is made as of this ___ day of _______, 2002 ("Agreement''), by and between John H. Haas ("Pledgor", and ElderTrust Operating Limited Partnership, a Delaware limited partnership
("Pledgee").

                           W I T N E S S E T H

     WHEREAS, pursuant to the terms of that certain Secured Promissory Note dated as of the date hereof (the "Note") by and between Pledgor and Pledgee, the Pledgor has agreed to pay to Pledgee, for value received, a total of __________ Dollars ($__________) pursuant to the terms of the Note;

     WHEREAS, Pledgor is a former employee of ElderTrust, a Maryland real estate investment trust and the general partner of Pledgee;

     WHEREAS, the proceeds from the Note are being used by Pledgor to pay the exercise price of ____ options for the purchase of a corresponding number of common shares, $.01 par value per share, of ElderTrust, plus applicable tax withholding amounts; and

     WHEREAS, Pledgor wishes to grant security and assurances to Pledgee in order to secure the payment and performance of Pledgor's obligations under the Note and, accordingly, wishes to pledge to Pledgee all of the above-described _____ ElderTrust common shares owned by the Pledgor (the "Pledged Shares"); and

     WHEREAS, it is a condition to the making of the loan to Pledgor by the Pledgee, evidenced by the Note, that this Pledge Agreement be delivered by Pledgor to Pledgee.

     NOW, THEREFORE, in consideration of the premises and in order to induce Pledgee to make the loan, the repayment obligations of which are evidenced by the Note, and for other good and valuable consideration, the receipt of which hereby is acknowledged, Pledgor hereby agrees with Pledgee as follows:

     1. Pledge and Grant of Security Interest. Pledgor hereby pledges, assigns, hypothecates, transfers and delivers to Pledgee, and grants to Pledgee, a lien on and a security interest in all of the Pledged Shares presently owned by Pledgor, as well as in any additional shares hereinafter acquired by Pledgor, and in all proceeds thereof, as collateral security for the prompt and complete payment when due (whether at the stated maturity, by acceleration or otherwise) of all obligations and liabilities under, arising out of or in connection with the Note, this Pledge Agreement or any other document executed in connection therewith (collectively the "Loan Documents") (all of the foregoing amounts being referred to hereinafter as the "Indebtedness"). The Pledged Shares are represented by the stock certificate described on Exhibit A, which stock certificate, accompanied by a stock power duly executed in blank, with Pledgor's signature guaranteed by an eligible guarantor institution that is a member in an approved signature guarantee medallion program, is being delivered to Pledgee or Pledgee's agent simultaneously herewith. For the duration of this Agreement, the Pledgee or its agent shall maintain possession and custody of the certificate representing the Pledged Shares, which certificate shall bear a legend noted conspicuously on the face or back of such certificate stating that the shares represented thereby are subject in all rights and respects to this Agreement.

     2. Representations and Warranties. Pledgor represents and warrants to Pledgee that:

     (a) Pledgor is the record and beneficial owner of, and has good. and marketable title to the Pledged Shares, and such shares are and will remain free and clear of all pledges, liens, security interests and other encumbrances and restrictions whatsoever, except the lien and security interest created by this Agreement;

     (b) Pledgor has full power, authority and legal right to execute this Agreement and to pledge the Pledged Shares;

     (c) This Agreement has been duly executed and delivered by Pledgor, and constitutes a legal, valid and binding obligation of Pledgor enforceable in accordance with its terms;

     (d) There are no outstanding options, warrants or agreements with respect to the Pledged Shares;

     (e) Exhibit A hereto sets forth a true and complete description of the Pledged Shares;

     (f) No consent, approval or authorization of or designation or filing with any authority on the part of Pledgor is required in connection with the pledge and security interest granted under this Agreement; and

     (g) The pledge, assignment and delivery of the Pledged Shares pursuant to this Agreement creates a valid lien on and a perfected security interest in such Pledged Shares and the proceeds thereof in favor of Pledgee, subject to no prior pledge, lien, hypothecation, security interest, charge, option or encumbrance, or to any agreement purporting to grant to any third party a security interest in any property or assets of Pledgor which would include such Pledged Shares. Pledgor covenants and agrees that it will defend Pledgee's right, title and security interest in and to such Pledged Shares and the proceeds thereof against the claims and demands of all persons whomsoever.

     3. Share Dividends, Distributions, etc. While this Agreement is in effect, if Pledgor becomes entitled to receive, or receives any stock certificate (including, without limitation, any certificate representing a dividend or distribution in connection with any reclassification, increase or reduction of capital, or issued in connection with any reorganization), option or similar rights, whether as an addition to, or in substitution or exchange for any of the Pledged Shares, or otherwise relating to the Pledged Shares, Pledgor agrees to accept the same as Pledgee's agent and to hold the same in trust for Pledgee and to deliver the same forthwith to Pledgee or its agent in the exact form received, with the endorsement of Pledgor and, when necessary or appropriate, undated stock powers duly executed in blank, with signature guaranteed by an eligible guarantor institution that is a member in an approved signature guarantee medallion program, to be held by Pledgee or its agent subject to the terms hereof, as additional collateral security for the Indebtedness. In the event of any distribution of, on or in respect of any of the Pledged Shares, or in the event any property is distributed on account of or with respect to any of the Pledged Share pursuant to the recapitalization or reclassification of the capital of the issuer thereof or pursuant to the reorganization thereof, the property so distributed shall be delivered to Pledgee or its agent by Pledgor to be held by Pledgee or its agent as additional collateral security for the Indebtedness.

     4. Administration of Security. The following provisions shall govern the administration of the Pledged Shares:

         (a) Provided that no Event of Default under the Note or this Agreement has occurred, Pledgor shall be entitled to vote or consent with respect to the Pledged Shares owned by Pledgor in any manner not inconsistent with this Agreement, or the Note, or any other Loan Document. Pledgor hereby grants to Pledgee an irrevocable proxy to vote the Pledged Shares owned by Pledgor, which proxy shall be effective immediately upon the occurrence of an Event of Default. After the occurrence of an Event of Default and upon request of Pledgee, Pledgor agrees to deliver to Pledgee such further evidence of such irrevocable proxy or such further irrevocable proxies to vote the Pledged Shares as Pledgee reasonably may request.

         (b) Upon the occurrence an Event of Default and at any time thereafter, in the event that Pledgor, as record and beneficial owner of the Pledged Shares, shall have received, or shall have become entitled to receive, any dividends or other cash distributions, Pledgor shall deliver to Pledgee and Pledgee shall be entitled to receive and retain all such dividends and other cash distributions as additional security for the Indebtedness.

         (c) Subject at all times to Pledgee's right to sell or otherwise dispose of the Pledged Shares or proceeds thereof upon the occurrence of and at any time after an Event of Default pursuant to this Agreement, and immediately to apply the proceeds of any such sale or disposition in reduction of the Indebtedness, the Pledged Shares and any other property held by Pledgee in connection with such Pledged Shares shall be returned to Pledgor after full payment and satisfaction of all of the Indebtedness and the termination of the lien and security interest hereby granted pursuant to paragraph 10 hereof.

     5. Rights of Pledgee. Pledgee shall not be liable for failure to collect or realize upon the Pledged Shares, or any part thereof, or for any delay in so doing, nor shall it be under any obligation to take any action whatsoever with regard thereto. Any or all of the Pledged Shares held by Pledgee or its agent hereunder may, if an Event of Default has occurred, without notice, be registered in the name of Pledgee or its nominee, and Pledgee or its nominee may thereafter, without notice, exercise all voting and corporate rights and exercise any and all rights of conversion, exchange, subscription or any other rights, privileges or options pertaining to any of the Pledged Shares as if it were the absolute owner thereof, including, without limitation, the right to exchange at its discretion, any and all of the Pledged Shares upon the merger, consolidation, reorganization, recapitalization or other readjustment of Pledgee, or upon the exercise by Pledgee of any right, privilege or option pertaining to any of the Pledged Shares, and in connection therewith, to deposit and deliver any and all of the Pledged Shares with any committee, depository, transfer agent, registrar or other designated agency upon such terms and conditions to which Pledgee, in its sole discretion, may agree, all without liability, except to account for property actually received by Pledgee. Notwithstanding the aforesaid, Pledgee shall have no duty to exercise any such rights, privileges or options and shall not be responsible for any failure to do so or delay in so doing.

     6. Events of Default. It shall be an Event of Default hereunder if Pledgor breaches any term or condition of this Agreement, the Note, or any other Loan Document, and such breach is not cured within any cure period that may be provided under said Loan Document.

     7. Remedies. In addition to any other remedies set forth herein, in the event of a payment default under the Note, Pledgee, without demand of performance, other demand, advertisement or notice of any kind (except the notice specified below of time and place of public or private sale) to or upon Pledgor or any other person (all and each of which demands, advertisements and/or notices are hereby expressly waived), may forthwith collect, receive, appropriate and realize upon the Pledged Shares, or any part thereof, and/or may forthwith sell, assign, give an option or options to purchase, contract to sell or otherwise dispose of and deliver said Pledged
Shares, or any part thereof, in one or more portions at public or private sale or sales or dispositions, at any exchange, broker's board or at any of Pledgee's offices or elsewhere, upon such terms and conditions as Pledgee in its sole discretion may deem advisable and at such prices as Pledgee may deem appropriate, for any combination of cash or on credit or for future delivery, and further, shall, itself, have with the right to purchase the whole or any part of said Pledged Shares, free of any right or equity of redemption by or in any Pledgor, which right or equity, to the extent any such right or equity exists, hereby is expressly waived or released. Pledgee shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale, after deducting all costs and expenses of every kind incurred therein or incidental thereto or to the safekeeping of any of the Pledged Shares, or in any way relating to the rights of Pledgee hereunder, including attorney's fees and legal expenses, to the payment, in whole or in part, of the Indebtedness in such order as Pledgee may elect, and after the payment by Pledgee of any other amount required by any provision of law, including, without limitation, Section 9-615(a)(3) of the Uniform Commercial Code, Pledgee shall account for the surplus, if any, to Pledgor. Pledgor agrees that Pledgee need not give more than ten (10) days' notice of the time and place of any public sale or of the time after which a private sale or other intended disposition is to take place, and agrees that such notice constitutes reasonable notification. No notification need be given to Pledgor if Pledgor, after default, has signed a statement renouncing or modifying any right to notification of sale or other intended disposition. In addition to the rights and remedies granted to Pledgee in this Agreement and in any other instrument or agreement securing, evidencing or relating to the Indebtedness, Pledgee shall have all the rights and remedies of a secured party under the Uniform Commercial Code of the Commonwealth of Pennsylvania. Pledgor shall remain liable for any deficiency if the proceeds of any sale or other disposition of the Pledged Shares are insufficient to satisfy the Indebtedness.

     8. No Disposition, etc. Without the prior written consent of Pledgee, Pledgor agrees that Pledgor will not sell, assign, transfer, exchange, or otherwise dispose of, or grant any option with respect to, the Pledged Shares, nor will Pledgor create, incur or permit to exist any pledge, lien, mortgage, hypothecation, security interest, charge, option or any other encumbrance with respect to any of the Pledged Shares, or any interest therein, or any proceeds thereof, except for the lien and security interest provided for by this Pledge Agreement.

     9.   Sale of Pledged Shares.

         (a) Pledgor acknowledges that Pledgee may be unable to effect a public sale or disposition of any or all of the Pledged Shares by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "Act") and applicable state securities laws, and may resort to one or more private sales or disposition thereof to a restricted group of purchasers who may be obliged, among other things, to acquire such securities for their own account for investment and not with a purpose of distribution or resale thereof. Pledgor acknowledges and agrees that any such private sale or disposition may result in prices and other terms (including the terms of any securities or other property received in connection therewith) less favorable to the Pledgee than if such sale or disposition were a public sale or disposition and, notwithstanding such circumstances, agrees that any such private sale or disposition shall be deemed to have been made in a commercially reasonable manner. Pledgee shall be under no obligation to delay a sale or disposition of any of the Pledged Shares to permit the registration of such securities (or trust certificates representing such securities) for public sale under the Act or under applicable state securities laws.

         (b) Pledgor further agrees to do or cause to be done all such other acts and things as may be necessary to make such sale or sales or dispositions of any portion or all of the Pledged Shares valid and binding and in compliance with any and all applicable laws, regulations, orders, writs, injunctions, decrees or awards of any and all courts, arbitrators or governmental instrumentalities, domestic or foreign, having jurisdiction over any such sale or sales or dispositions, all at Pledgor's expense. Pledgor further agrees that a breach of any of the covenants contained in this paragraph 9 will cause irreparable injury to Pledgee, that Pledgee has no adequate remedy at law in respect of such breach and, as a consequence, agrees that each and every covenant contained in this paragraph shall be specifically enforceable against Pledgor, and Pledgor hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants, except for a defense that no Event of Default has occurred.

     10. Further Assurances. Pledgor agrees that at any time, and from time to time upon the written request of Pledgee, Pledgor will execute and deliver such further documents and do such further acts and things as Pledgee reasonably may request consistent with the provisions hereof in order to effect the purposes of this Agreement.

     11. Termination. This Agreement and the lien and security interest granted hereunder shall terminate ninety (90) days after complete performance hereof and payment in full of the Indebtedness. Notwithstanding the foregoing, Pledgee agrees that during such 90-day period Pledgee will carry out such reasonable instructions as Pledgor may provide in writing with respect to the sale or other disposition of the Pledged Shares; provided, however, that any proceeds from such sale or other disposition shall be retained by Pledgee, subject to the continuing lien and security interest granted hereunder, for the remainder of such 90-day period.

     12. Pledgee's Duty of Care; Indemnification by Pledgor. Pledgee shall have no duty with respect to the Pledged Shares other than the duty to use reasonable care in the safe custody of the Pledged Shares in Pledgee's possession. Without limiting the generality of the foregoing, Pledgee shall be under no obligation to take any steps necessary to preserve rights in any of the Pledged Shares against any other parties but may do so at Pledgee's option, and pursuant to its sole discretion. Pledgor hereby indemnifies and holds Pledgee harmless from all costs, fees, and expenses charged to or incurred by Pledgee in connection with the Pledged Shares or this Agreement.

     13.  Miscellaneous.

         (a) Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

         (b) No Waiver. Pledgee shall not by any act, delay, omission or otherwise be deemed to have waived any of its rights or remedies hereunder and no waiver by Pledgee shall be valid unless in writing, signed by Pledgee, and then only to the extent therein set forth. A waiver by Pledgee of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which Pledgee would otherwise have on any other occasion. No failure to execute, nor any delay by Pledgee in exercising any right, power or privilege hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise of any right, power or privilege hereunder, or the exercise of any other right, power or privilege.

         (c) Cumulative Remedies. The rights and remedies herein provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any other rights or remedies provided by law.

         (d) Successors. This Agreement and all obligations of Pledgor hereunder shall be binding upon the successors and assigns of Pledgor, and shall, together with the rights and remedies of Pledgee hereunder, inure to the benefit of Pledgee and its successors and assigns.

         (e) Governing Law. This Agreement shall be governed by, and be construed and interpreted in accordance with, the internal laws (as opposed to choice of law provisions) of the Commonwealth of Pennsylvania

         (f) Notices. Any notice, request or other communication required or desired to be served, given or delivered under this Agreement shall be in writing and shall be deemed to have been validly served, given or delivered three (3) days after deposit in the United States mails, registered or certified mail, with proper postage prepaid and addressed to the party to be notified as follows:

             If to Pledgor:

             John H. Haas
             ________________________
             ________________________
             ________________________

             If to Pledgee:

             ElderTrust Operating Partnership
             c/o ElderTrust
             101 East State Street, Suite 100
             Kennett Square, PA 19348
             Attention:  President and Chief Executive Officer


or to such other address as either party may hereafter designate for itself by written notice to the other party in the manner herein prescribed.

         (g) Section Headings. The section headings in this Agreement are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions of this Agreement.

         (h) Counterparts. This Agreement may be executed in counterparts, both of which together shall constitute one Agreement.

         (i) Capitalized Terms. Capitalized terms used in this Agreement without definition shall have the meanings assigned to them in the Note





     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered on the date first above written.

                                    PLEDGOR:


						__________________________________
                                    John H. Haas



                                    PLEDGEE:

                                    ELDERTRUST OPERATING LIMITED
                                    PARTNERSHIP, a Delaware limited
                                    partnership

                                    By: ELDERTRUST, its general partner

                                    By:________________________________

                                    Its:_______________________________








                        EXHIBIT A TO PLEDGE AGREEMENT

                        DESCRIPTION OF PLEDGED SHARES


                        Class of     Number of
                        Pledged      Pledged    Certificate  Date of
Pledgor                 Shares       Shares      Number(s)   Issuance
_______                 ________     _________  ___________  ________

John H. Haas            Common       _________  ___________  __, 2002
                        Shares of
                        Beneficial
                        Interest of
                        ElderTrust


                               STOCK POWER


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns, and

transfers to ______________________________________ (          ) shares

of Common Stock of _____________________________________ represented by

Certificate(s) No(s). ________________ inclusive.


     Name of  Registered Holder (Print):     _________________________

     Signature:                              _________________________

     Dated:                                  _______________, ________

     Signature Guaranteed By*:

                                             _________________________

                                       By:   _________________________
                                             Name:
                                             Title:





                                                        EXHIBIT 11.1


                     COMPUTATION OF BASIC AND DILUTED
                     NET INCOME (LOSS) PER SHARE FOR
             THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


     The following calculation is submitted in accordance with requirements of the Securities and Exchange Act of 1934:

                                           For the three    For the six
                                            months ended    months ended
                                              June 30,        June 30,
                                           -----------------------------
                                             2002   2001    2002  2001
                                           -----------------------------
Basic net income (loss) per share:
------------------------------------------
Weighted average common shares outstanding  7,361   7,119  7,349  7,119
                                           =============================

  Net income (loss) from continuing
   operations                                $575    $331 $1,180  ($594)
  Basic net income (loss) from continuing
   operations per share                     $0.08   $0.04  $0.16 ($0.08)

  Loss from discontinued operations         ($234)   ($12) ($229)  ($18)
  Basic loss from discontinued operations
   per share                               ($0.03)      - ($0.03)     -

  Net income (loss)                          $341    $319   $951  ($612)
  Basic net income (loss) per share         $0.05   $0.04  $0.13 ($0.08)


Diluted net income (loss) per share:
------------------------------------------
Weighted average common shares outstanding  7,361   7,119  7,349  7,119

Common stock equivalents - stock options
  and warrants                                344     418    343      -
                                           -----------------------------

Total weighted average number of diluted
  Shares                                    7,705   7,537  7,692  7,119
                                           =============================
  Net income (loss) from continuing
   operations                                $575    $331 $1,180  ($594)
  Diluted net income (loss) from
   continuing operations per share          $0.07   $0.04  $0.15 ($0.08)

  Loss from discontinued operations         ($234)   ($12) ($229)  ($18)
  Diluted loss from discontinued
   operations per share                    ($0.03)      - ($0.03)     -

  Net income (loss)                          $341    $319   $951  ($612)
  Diluted net income (loss) per share       $0.04   $0.04  $0.12 ($0.08)