Form 10-Q
period 2002-09-30
ELDERTRUST
filed 2002-11-14
CIK 1043236

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q
(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2002

                                  or

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____

                 Commission File Number:  001-13807

                              ElderTrust
          (Exact name of registrant as specified in its charter)



             Maryland                               23-2932973
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

                  (I.R.S. Employer Identification Number)

    2711 Centerville Road, Suite 108, Wilmington, DE      19808
      (Address of principal executive offices)          (Zip Code)


                            (302) 993-1022
         (Registrants telephone number, including area code)

       101 East State Street, Suite 100 Kennett Square, PA  19348
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

               Yes  X               No

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

                Class               Outstanding at November 13, 2002
 --------------------------------  ----------------------------------
Common shares of beneficial                     7,449,314
interest, $0.01 par value per
share 7,449,314


                               ELDERTRUST
                               FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                           TABLE OF CONTENTS


PART I:   FINANCIAL INFORMATION                                     Page

     Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September
             30, 2002 and December 31, 2001......................     1

          Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2002 and
             2001................................................     2

          Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2002 and 2001.......     3

          Notes to Condensed Consolidated Financial Statements...     5

     Item 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations................    10

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk........................................    26

     Item 4.  Controls and Procedures............................    27

PART II:	OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds..........    28

     Item 6.  Exhibits and Reports on Form 8-K...................    28

SIGNATURES.......................................................    29

CERTIFICATIONS...................................................    30

EXHIBIT INDEX....................................................    32


                                    i

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELDERTRUST
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                              September 30,
                                                  2002      December 31,
                                               (unaudited)      2001
                                              --------------------------
                  ASSETS
Assets:
  Real estate properties, at cost               $308,536       $169,078
  Less accumulated depreciation and
   amortization                                  (42,297)       (19,745)
  Land                                            20,425         17,327
                                              --------------------------
     Net real estate properties                  286,664        166,660
  Property held for sale                             991              -
  Cash and cash equivalents                        5,236          2,676
  Restricted cash                                 11,052          9,245
  Accounts receivable, net of allowance of
   $76 and $340, respectively                        152            386
  Accounts receivable from unconsolidated
   entities                                           40          1,552
  Prepaid expenses                                   791            403
  Investment in and advances to unconsolidated
   entities, net of allowance of $1,314 and
   $1,405, respectively                            3,005         24,033
  Other assets, net of accumulated amortization
   and depreciation of $3,571 and $2,817,
   respectively                                      779            600
                                              --------------------------
                                                $308,710       $205,555
                                              ==========================


     LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
  Guidance line and bank credit facility        $  3,067        $ 7,174
  Accounts payable and accrued expenses            1,281          1,024
  Accounts payable to unconsolidated entities         47             11
  Mortgages and bonds payable                    140,450        105,751
  Mortgage payable attributed to property
   held for sale                                   1,011          1,022
  Capital lease obligation                        65,211              -
  Notes payable to unconsolidated entities         3,917            942
  Other liabilities                                6,344          3,992
                                              --------------------------
     Total liabilities                           221,328        119,916
                                              --------------------------

Minority interest                                  3,511          4,641

Shareholders equity:
  Preferred shares, $.01 par value;
   20,000,000 shares authorized;
   none outstanding                                    -              -
  Common shares, $.01 par value;
   100,000,000 shares authorized;
   7,444,314 and 7,336,331 shares
   issued and outstanding, respectively               74             73
  Capital in excess of par value                 121,985        120,750
  Deficit                                        (38,188)       (39,825)
                                              --------------------------
     Total shareholders equity                    83,871         80,998
                                              --------------------------

  Total liabilities and shareholders equity     $308,710        $205,555
                                              ==========================



               See accompanying notes to unaudited condensed
                      consolidated financial statements.

                                ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (in thousands, except per share amounts)


                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                   -------------------------------------
                                    2002        2001     2002      2001
                                   -------------------------------------
Revenues:
  Rental revenues                    $4,651    $4,666  $13,905  $13,938
  Interest, net of amortization
   of deferred loan origination
   costs                                 69       592      214    2,124
  Interest from unconsolidated
   equity investees                     931       938    2,768    2,734
  Other income                           11        45      244      136
                                   -------------------------------------
    Total revenues                    5,662     6,241   17,131   18,932
                                   -------------------------------------

Expenses:
  Property operating expenses           285       318      998      869
  Interest expense, including
   amortization of deferred
   finance costs                      2,080     2,855    6,300    9,213
  Depreciation                        1,493     1,403    4,455    4,173
  General and administrative            590       618    1,832    2,533
  Loss on impairment of long-
   lived assets                           -         -        -      450
  Bad debt expense                        -        14       19       42
                                   -------------------------------------
   Total expenses                     4,448     5,208   13,604   17,280
                                   -------------------------------------

Net income before equity in losses
 of unconsolidated entities and
 minority interest                    1,214     1,033    3,527    1,652

Equity in losses of unconsolidated
 entities, net                         (514)     (583)  (1,580)  (1,823)
Minority interest                       (29)      (26)     (95)       -
                                   -------------------------------------

Income (loss) from continuing
 operations                             671       424    1,852     (171)

Income (loss) on discontinued
 operations net of minority interest     14        (6)    (215)     (23)
                                   -------------------------------------

Net income (loss)                      $685       $418  $1,637    ($194)
                                   =====================================

Income Per Share
-----------------------------------
Basic weighted average number of
 common shares outstanding            7,435      7,165   7,378    7,134
                                   -------------------------------------

Basic income (loss) per share from
 continuing operations                $0.09      $0.06   $0.25   ($0.03)
Basic loss per share from
 discontinued operations                  -          -  ($0.03)       -
Basic net income (loss) per share     $0.09      $0.06   $0.22   ($0.03)

Diluted weighted average number of
 common shares outstanding            7,741      7,529   7,701    7,134
                                   -------------------------------------

Diluted income (loss) per share
 from continuing operations           $0.09      $0.06   $0.24   ($0.03)
Diluted loss per share from
 discontinued operations                  -          -  ($0.03)       -
Diluted net income (loss) per share   $0.09      $0.06   $0.21   ($0.03)


                 See accompanying notes to unaudited condensed
                      consolidated financial statements.

                                ELDERTRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2002          2001
                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing operations           $1,852         ($171)
 Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                    4,932         4,786
    Bad debt expense                                    19            42
    Loss on impairment of long-lived assets            250           450
    Minority interest and equity in losses
     from unconsolidated entities                    1,674         1,823
    Discontinued operations                           (265)          (23)
    Net changes in assets and liabilities:
      Accounts receivable and prepaid expenses        (829)          130
      Accounts payable and accrued expenses            235          (465)
      Deferred lease costs                            (154)            -
      Other                                           (798)          (93)
                                                   ------------------------
        Net cash provided by operating activities    6,916         6,479
                                                  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired from acquisition of
  unconsolidated subsidiaries                          495             -
 Cash paid to acquire unconsolidated entities          (85)            -
 Capital expenditures                                 (234)          (45)
 Proceeds from affiliates                              650           149
 Net change in restricted cash                         386          (860)
 Deferred finance costs                               (232)            -
 Other                                                   -           (30)
                                                  ------------------------
        Net cash provided by (used in)
         investing activities                          980          (786)
                                                  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under bank credit facility      (7,370)       (5,763)
 Borrowings under Wachovia credit facility
  (the Guidance Line)                                3,067             -
 Principal payments on mortgages and bonds
  payable                                           (1,007)         (932)
 Purchase of partnership units                           -           (19)
 Stock options exercised                                41            95
 Distributions to minority interests                    (3)            -
 Other                                                 (64)          (54)
                                                  ------------------------

        Net cash used in financing activities       (5,336)        (6,673)
                                                  ------------------------

Net increase in cash and cash equivalents            2,560           (980)
Cash and cash equivalents, beginning of period       2,676          3,105
                                                  ------------------------
Cash and cash equivalents, end of period            $5,236         $2,125
                                                  ========================

                                ELDERTRUST
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Continued
                               (Unaudited)
                              (in thousands)

Supplemental cash flow information:
 Non-cash investing and financing activities:
     Assets and liabilities consolidated as a
      result of the acquisition of controlling
      interests:
     Real estate assets                           $125,498             $-
     Restricted cash                                 2,193              -
     Investments                                   (18,973)             -
     Other assets                                   (1,676)             -
     Real estate mortgage debt and debt           (103,945)             -
     Other liabilities                              (3,114)             -
     Minority interest                                  17              -

 Conversion of 94,650 operating
  partnership units to common stock                  1,195              -

Cash paid for interest                              $5,970         $9,053
                                                  ========================

                See accompanying notes to unaudited condensed
                      consolidated financial statements.


                               ELDERTRUST
                      NOTES TO UNAUDITED CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (ElderTrust or the Company) should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Companys Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1.  Certain Significant Risks and Uncertainties

Liquidity

     The Company has a working capital deficit of $30.6 million at September 30, 2002, resulting primarily from (a) the current portion of debt due to Wachovia Bank National Association (the Guidance Line) of $1.5 million and (b) three mortgage loans secured by four properties (JP Morgan Debt) with an aggregate balance of $30.0 million which mature on December 1, 2002.

     On August 30, 2002, ElderTrust entered into teh Guidance Line. Funds provided under this agreement of approximately $3.1 million were used to pay off ElderTrusts prior Bank Credit Facility provided by German American Capital Corporation, an affiliate of Deutsche Bank, and to pay certain transaction and other costs.

        The more significant terms of the new Guidance Line are:

        * 18-month term;
        * recourse loan secured by all properties not otherwise securing other loans;
        * borrowings up to $7.5 million in the aggregate upon lender approval, subject to borrowing base limits;
        * quarterly principal payments of $500,000;
        * interest calculated at 325 basis points over LIBOR, which was elected by the Company, or an alternate rate of Wachovia Bank prime plus 0.5%, at borrowers election; and
        * distributions to shareholders limited to 90% of funds from operations.

     The amounts outstanding under the Guidance Line bear interest at a floating rate of 3.25% over LIBOR, or 5.07% at September 30, 2002.

     At September 30, 2002, the properties securing the Guidance Line had an aggregate net book value of $38.9 million. During the quarter and nine months ended September 30, 2002, the Company derived $0.8 million and $2.4 million, respectively, of revenues from these properties.

     The Company has the right to extend the maturities of the non-recourse JP Morgan Debt that will mature on December 1, 2002, for two additional years upon the payment of an aggregate extension fee of $150,000 and the satisfaction of certain other conditions. This

                               ELDERTRUST
                      NOTES TO UNAUDITED CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS (continued)

extension is subject to the requirement that no events of default have occurred and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The Company has received tentative approval to extend the $10.5 million note secured by the Lopatcong property. Extension of the other two notes, totaling $19.5 million, that are secured by the Wayne, Pennsburg and Harston Hall properties are pending approval based upon a more detailed review by the loan servicer of the underlying properties. This review includes having the property appraised by an independent party. This detailed review may require the Company to make a principal reduction payment on the respective notes. If the maturity date of the JP Morgan Debt is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At September 30, 2002, the properties securing these mortgages had an aggregate net book value of $35.9 million. During the quarter and nine months ended September 30, 2002, the Company derived $1.0 million and $3.0 million, respectively, of revenues from these properties.

2.  Properties Held for Sale

     The Salisbury Medical Office Building located in Salisbury, Maryland was classified as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of September 30, 2002. The Company recorded a net loss of $215,000, including the $250,000 impairment charge, on this property for the nine months ended September 30, 3002. During the second quarter of 2002, the Company entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building. The purchase price is approximately $1.0 million, including the assumption of the related mortgage debt. The Company decided to sell the Salisbury property because it does not fit into the Companys long-term strategy. The Company expects to close on the sale of this property during the fourth quarter of 2002.

3.  Investments in Unconsolidated Entities

     During September, 2002, the Company acquired, or obtained options to acquire (collectively the Acquisition), from D. Lee McCreary, Jr., ElderTrusts President and Chief Executive Officer, the controlling 1% ownership interests in entities that hold leasehold and purchase option rights to seven skilled nursing and two assisted living facilities. The Company has owned a non-controlling 99% interest in these entities since 1998. The seven skilled nursing facilities are subleased to an affiliate of Genesis Health Ventures, Inc., the Companys principal tenant (Genesis), for an initial ten-year period with a ten-year renewal exercisable by the tenant. Genesis has guaranteed the subleases. Purchase options totaling $66.5 million are exercisable in September 2008. The two assisted living facilities are also leased to an affiliate of Genesis and Genesis has guaranteed the lease payments.

                               ELDERTRUST
                      NOTES TO UNAUDITED CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Under the terms of the Acquisition, the Company has acquired Mr. McCrearys interest in the, general partnership of ET Sub-Meridian Limited Partnership, L.L.P. (Meridian), which holds leasehold and purchase option rights to seven skilled nursing facilities, and options to acquire his managing member interests in ET Sub-Cabot Park, L.L.C. (Cabot), and ET Sub-Cleveland Circle, L.L.C. (Cleveland), for approximately $85,000. Cabot and Cleveland each own a single assisted living facility. The options, which the Company intends to exercise upon receipt of lender approval, are exercisable for a combined additional price of approximately $17,000. Mr. McCreary has agreed to transfer operational and managerial control of Cabot and Cleveland to the Company during the option period. The purchase prices for Mr. McCrearys interests in the skilled nursing facilities and the assisted living facilities were determined based upon estimated fair market value of the interests acquired.

     Prior to the Acquisition, the Company accounted for its investment in these properties under the equity method of accounting. As of September 30, 2002 the Company has consolidated the respective balance sheets of Meridian, Cabot and Cleveland with the Companys other operations. Proforma information for these acquisitions is not presented as their effect on net income is insignificant.

     Summary unaudited income statement information for the acquired entities for the quarter and nine months ended September 30, 2002 is as follows (dollars in thousands):

                        For the quarter ended  For the nine months ended
                          September 30, 2002      September 30, 2002
                        ------------------------------------------------
     Rental income              $3,322                   $9,941
     Interest expense            2,663                    7,981
     Net loss                     (493)                  (1,503)
     Percent ownership              99%                      99%

     After giving effect to the Acquisition, the Company has one remaining nconsolidated investment in ET Capital Corp. The Company has a nonvoting 95% equity interest in ET Capital Corp. Mr. McCreary owns the voting 5% equity interest.

     Summary unaudited financial information as of and for the quarter and nine months ended September 30, 2002 for ET Capital Corp. is as follows (dollars in thousands):



                               ELDERTRUST
                      NOTES TO UNAUDITED CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                        As of
Balance Sheet Detail              September 30,2002
--------------------------------------------------------
Current assets                         $      78
Notes receivable(1)                        3,917
Total assets                               3,995
Current liabilities                          313
Long-term debt                             8,836
Total liabilities                          9,149
Deficit                                   (5,154)
Quarterly change in long-term debt           (62)

                                 Three Months Ended    Nine Months Ended
Income Statement Activity        September 30, 2002    September 30, 2002
-------------------------------------------------------------------------
Interest income                              574                1,486
Interest expense                             122                  368
Bad debt expense                             454                1,308
Net loss                                     (27)                 (96)
Percent ownership                             95%                  95%
(1)  Represents amounts due from ElderTrust.

4.   Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                          For the three     For the nine
                                          months ended      months ended
                                          September 30,     September 30,
                                        ----------------------------------
                                          2002    2001      2002    2001
                                        ----------------------------------
Basic net income (loss) per share:
----------------------------------
Weighted average common shares
   outstanding                            7,435   7,165     7,378  7,134
                                        ==================================

   Income (loss) from continuing
    operations                             $671    $424    $1,852  ($171)
   Basic income (loss) from
    continuing operations per share       $0.09   $0.06     $0.25 ($0.03)

   Income (loss) from discontinued
    operations                              $14     ($6)    ($215)  ($23)
   Basic loss from discontinued
    operations per share                      -       -    ($0.03)     -

   Net income (loss)                       $685    $418    $1,637  ($194)
   Basic net income (loss) per share      $0.09   $0.06     $0.22 ($0.03)


                               ELDERTRUST
                      NOTES TO UNAUDITED CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS (continued)

Diluted net income (loss) per share:
-------------------------------------
 Weighted average common shares
  outstanding                             7,435   7,165     7,378  7,134

 Common stock equivalents - stock
  options and warrants                      306     364       323      -
                                        ---------------------------------

 Total weighted average number of
  diluted shares                          7,741   7,529     7,701  7,134
                                        =================================

 Income (loss) from continuing
  operations                               $671    $424    $1,852  ($171)
 Diluted net income (loss) from
  continuing operations per share         $0.09   $0.06     $0.24 ($0.03)

 Loss from discontinued operations          $14     ($6)    ($215)  ($23)
 Diluted loss from discontinued
  operations per share                        -       -    ($0.03)     -

 Net income (loss)                         $685    $418    $1,637  ($194)
 Diluted net income (loss) per share      $0.09   $0.06     $0.21 ($0.03)

     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share as they are anti-dilutive.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Managements Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, ElderTrust or the Company). In general, these statements are identified by the use of forward-looking words or phrases, including but not limited to intended, will, should, could, may, continues, continued, estimate, estimated, expects, expected, believes, anticipates and anticipated or the negative or variations thereof or similar terminology. These statements are not guarantees of the Companys future performance, and are subject to risks and uncertainties and other important factors that could cause the Companys actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

     * the ability of Genesis Health Ventures, Inc. (Genesis), the Companys principal tenant, to continue making lease payments to the Company;
     * the Companys ability to extend its mortgages payable to JP Morgan, aggregating $30.0 million, when they mature on December 1, 2002;
     * fluctuation of interest rates;
     * availability, terms and use of capital;
     * general economic, business and regulatory conditions;
     * federal and state government regulation;
     * changes in Medicare and Medicaid reimbursement programs; and
     * competition.

     Refer to the Companys Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Companys judgment as of the date of this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

     The Company is a self-managed and self-administered real estate investment trust (REIT) that invests principally in senior housing and other healthcare facilities, including skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company conducts primarily all of its operations through ElderTrust Operating Limited Partnership (the Operating Partnership), of which ElderTrust is the sole general partner and at September 30, 2002 held a 96% interest in the Operating Partnership. The Companys consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2002, skilled nursing, assisted and independent living facilities comprised approximately 96% of the Companys consolidated investments in real estate properties.

     On September 25, 2002, the Company acquired, or obtained options to acquire (collectively the Acquisition), from D. Lee McCreary, Jr., ElderTrusts President and Chief Executive Officer, the controlling 1% ownership interests in entities that own seven skilled nursing and two assisted living facilities, as described below.

     In September 1998, the Company acquired a 99% limited partnership interest in ET Sub-Meridian Limited Partnership, L.L.P. (Meridian), which holds leasehold and purchase option rights to the seven skilled nursing facilities located in Maryland and New Jersey. At that time, Meridian subleased the facilities to an affiliate of Genesis, the Companys principal tenant, for an initial ten-year period with a ten-year renewal exercisable by the tenant. Genesis has guaranteed the subleases. Purchase options of $66.5 million are exercisable in September 2008. Prior to the Acquisition, Mr. McCreary held the 1% general partner interest in Meridian through a single member limited liability company wholly owned by him.

     In December 1998, the Company acquired a 99% non-managing member interest in ET Sub-Cabot Park, L.L.C. (Cabot) and ET Sub-Cleveland Circle, L.L.C. (Cleveland), which each own an assisted living facility. These facilities also are leased to an affiliate of Genesis under long-term leases, and Genesis has guaranteed the lease payment. Mr. McCreary holds the 1% managing member interests in Cabot and Cleveland indirectly through single member limited liability companies that are wholly owned by him. As part of the Acquisition, the Company has entered into options to acquire those managing member interests.

     Under the Acquisition terms, the Company acquired Mr. McCrearys 1% general partner interest in Meridian, and options to acquire his 1% managing interests in Cabot and Cleveland, for approximately $85,000.
The options, which the Company intends to exercise upon receipt of lender approval, are exercisable for a combined additional price of approximately $17,000. Mr. McCreary has agreed to transfer operational and managerial control of Cabot and Cleveland to the Company during the option period. The purchase prices for Mr. McCrearys interests were determined based upon the estimated fair market values of the interests acquired.

     Approximately 86% of the Companys consolidated assets at September 30, 2002 consisted of real estate properties leased to or managed by Genesis or its consolidated subsidiaries or entities in which Genesis accounts for its investment using the equity method of accounting (Genesis Equity Investees), under agreements as manager or tenant. Michael R. Walker, Chairman of the Board of the Company, formerly served as Chairman of the Board and Chief Executive Officer of Genesis. Revenues recorded by the Company in connection with these leases aggregated $3.7 million and $4.0 million, or 65% and 63% of the Companys total revenues, for the three months ended September 30, 2002 and 2001, respectively. Revenues recorded by the Company in connection with these leases aggregated $11.2 million and $12.2 million, or 65% and 64% of the Companys total revenues, for the nine months ended September 30, 2002 and 2001, respectively. These amounts and percentages will be higher in subsequent periods due to the consolidation of Meridian, Cabot and Cleveland. See Note 3 to the Condensed Consolidated Financial Statements. As a result of this relationship with Genesis, the Companys revenues and its ability to meet its obligations depends, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure by these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Companys operations and cash flows due to the significant portion of the Companys properties leased to such entities.

     On August 30, 2002, the Company entered into a credit agreement with Wachovia Bank National Association (the Guidance Line). Funds provided under this agreement at closing on August 30, 2002 of approximately $3.1 million were used to pay off ElderTrusts prior Bank Credit Facility provided by German American Capital Corporation, an affiliate of Deutsche Bank, and to pay certain transaction and other costs. See Liquidity and Capital Resources for the terms of the Guidance Line.

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

     The Companys critical accounting policies are as follows:

     Impairment of Long-Lived Assets and Property Held for Sale

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Any impairment recognized is measured by the amount by which the carrying amount of the assets exceeds its estimated fair value. Upon the satisfaction of criteria set forth under accounting principles generally accepted in the United States of America, the Company classifies properties it intends to dispose of as property held for sale. At that time the Company performs an analysis of the propertys cash flows and records any adjustment necessary to reduce the carrying value to the properties fare value less cost to sell.

     Revenue Recognition

     The Companys real estate assets are leased to operators primarily through long-term triple-net leases. These leases generally take the
form of percentage, minimum or fixed rents.   Lease payments are
recognized as revenue when earned, based on the provisions of the underlying leases. The Company reports base rental revenue on these leases using the straight-line method over the terms of the respective leases. The Company records an unbilled rent receivable or payable representing the amount that the straight-line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

     Investments in Unconsolidated Entities

     The Company had several investments in entities in which the controlling voting interest was owned by Mr. D. Lee McCreary, Jr., the Companys President, Chief Executive Officer and Chief Financial Officer. On September 25, 2002, the Company acquired or obtained options to acquire from D. Lee McCreary, Jr., the 1% ownership interests in companies that own seven skilled nursing facilities, Meridian and two assisted living facilities, Cabot and Cleveland. Mr. McCreary has agreed to transfer managerial control of Cabot, Cleveland and Meridian during the option period. As a result of this transaction, Meridian, Cabot and Cleveland are consolidated into the Companys financial statements at the end of the third quarter of 2002.

Equity Investee

     The Companys remaining Equity Investee, ET Capital Corp.
(ET Capital) represents an entity in which the controlling interest is owned by Mr. D. Lee McCreary, Jr., the Companys President, Chief Executive Officer and Chief Financial Officer. As a result, the Company records its investment in and results of operations from, this entity using the equity method of accounting in its consolidated financial statements included in this Form 10-Q.

     The Company has a nonvoting 95% equity interest in and $2.9 million in loans to ET Capital, net of bad debt allowance of $5.9 million. The voting 5% equity interest in ET Capital is owned by Mr. McCreary.

     As of September 30, 2002, ET Capital owned a $7.8 million second trust mortgage note executed by The AGE Institute of Florida (AGE), which ET Capital acquired in two separate transactions from Genesis during 1998. This note matures on September 30, 2008 with payments of interest only, at a fixed annual rate of 13% due quarterly until the note is paid in full. During 2000, the borrower ceased making interest payments to ET Capital and in November 2000, ET Capital notified the borrower that it was in default of the $7.8 million second trust mortgage loan.

     Management of ET Capital has determined, based on the decrease in the underlying cash flows generated by the properties securing the note, that the value of the underlying collateral may not be sufficient to satisfy the borrowers obligation under the note. As a result, a bad debt allowance of $7.8 million was recorded by ET Capital during the year ended December 31, 2000.

     In May 2001, ET Capital was named as a third party defendant in a complaint filed against Genesis. The complaint was filed by several not -for-profit entities, including AGE, who own skilled nursing facilities that were formerly managed by Genesis. The third party complaints arise from a lawsuit filed by Genesis seeking payment from AGE of various management fees allegedly owed Genesis by AGE. In its third party complaint, AGE asserts, among other things, that by acquiring loans from Genesis secured by second mortgage liens on properties owned by the AGE Institute of Florida, ET Capital joined with Genesis in an effort to defraud AGE. The Company expects to settle this lawsuit in the fourth quarter of 2002, upon the approval of Bank of America, the first mortgage holder. The Company is expected to receive approximately $250,000 in cash and give up all rights and claims related to the $7.8 million note receivable.

     In addition, ET Capital has notes receivable aggregating $3.9 million and $4.2 million at September 30, 2002 and 2001 from three of the Companys consolidated subsidiaries. These loans mature at various dates from April 2008 to December 2011 and bear interest at 14% per annum with interest and principal payable monthly. ET Capital recorded $141,000 and $150,000, respectively in interest income for the quarters ended September 30, 2002 and 2001, respectively, related to the above mentioned notes. Interest income for the nine months ended September 30, 2002 and 2001 was $425,000 and $452,000, respectively.

     ET Capitals long-term debt includes two demand promissory notes payable to the Company aggregating $5.9 million, which were used to partially fund ET Capitals investment in the second trust mortgage note referred to above. These notes bear interest at a weighted average rate of 12.1% with interest only payable quarterly. During the year ended December 31, 2000, the Company recorded a bad debt allowance of $5.9 million relating to these notes. In addition, at September 30, 2002, ET Capital has loans payable to the Company aggregating $3.1 million, bearing interest at 15% and maturing at various dates from April 2008 to December 2011. The proceeds from these loans were used to partially fund ET Capitals other investments.

     The Company recorded interest income of $122,000 and $130,000 for each of the three months ended September 30, 2002 and 2001, respectively, related to the notes receivable from ET Capital. Interest income recorded by the Company for each of the nine months ended September 30,
2002 and 2001 was $368,000 and $390,000, respectively.   The Company also
recorded a loss of $26,000 and income of $14,000 related to the portion of its equity interest in ET Capitals results of operations for the three months ended September 30, 2002 and 2001, respectively. A loss of $91,000 and $101,000 was recorded for the nine months ended September 30, 2002 and 2001, respectively.

Corporate Office

     Effective October 25, 2002, the Company moved its corporate . headquarters to Little Falls Center One, 2711 Centerville Road, Suite 108, Wilmington, DE 19808. The local and toll-free telephone numbers are (302) 993-1022 and (888) 234-REIT. All future correspondence should be sent to the above address.

Results of Operations

     Three months ended September 30, 2002 compared with the three months ended September 30, 2001

     Revenues

     Rental revenues were $4.7 million for each of the quarters ended September 30, 2002 and 2001. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $3.7 million and $4.0 million, or 65% and 63% of total revenues, respectively, for the quarters ended September 30, 2002 and 2001. These amounts and percentages will be higher in subsequent periods due to the consolidation of Meridian, Cabot and Cleveland. See Note 3 to the Condensed Consolidated Financial Statements for summary unaudited rental income for Meridian, Cabot and Cleveland for the quarter ended September 30, 2002.

     Interest income was $69,000 and $592,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest income resulted from the pay-off of term and construction loans owed to the Company during 2001. As of September 30, 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million and a loan outstanding to another borrower with a balance of approximately $10.2 million. These loans were paid off during the fourth quarter of 2001 and the aggregate proceeds of $22.4 million were used to reduce the outstanding balance under the then existing Bank Credit Facility. Interest income recorded by the Company on these loans during the third quarter of 2001, totaled approximately $551,000. Interest income for the quarter ended September 30, 2002 is primarily the result of interest earned on security and other deposits and reserves held by the Company.

     Interest income from unconsolidated equity investees was $0.9 million for each of the quarters ended September 30, 2002 and 2001. Of this amount, approximately $0.8 million represents interest income recorded on loans made to Meridian, Cabot and Cleveland, which will no longer be recognized in subsequent periods due to the elimination of intercompany accounts following the consolidation of Meridian, Cabot and Cleveland as of September 30, 2002.

     Expenses

     Property operating expenses were $0.3 million for each of the quarters ended September 30, 2002 and 2001, respectively.

     Interest expense, which includes amortization of deferred financing costs of $89,000 and $147,000, was $2.1 million and $2.9 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease of $0.8 million is due to lower LIBOR rates and lower debt balances outstanding during the third quarter of 2002, immediately prior to the consolidation of Meridian, Cabot, and Cleveland, as compared to the third quarter of 2001. The amounts due to third parties increased from

$114.9 million at September 30, 2001 to $209.7 million at September 30, 2002. This increase is primarily the result of the consolidation of Meridian, Cabot and Cleveland and their associated debt of $103.9 million during September 2002. The weighted average interest rate on this indebtedness was 6.9% at September 30, 2002. See note 3 to the Condensed Consolidated Financial Statements Investment in Unconsolidated Entities. The outstanding balance under the Bank Credit Facility was paid off and a new Guidance Line was established with Wachovia Bank with a balance of $3.1 million outstanding at September 30, 2002. The weighted average interest rate on outstanding third party debt decreased from 7.4% at September 30, 2001 to 6.8% at September 30, 2002. Based on interest rates at September 30, 2002, quarterly debt service requirements related to this debt approximate $4.6 million per quarter. The Companys interest rate on the Bank Credit Facility was 6.9% at September 30, 2001 compared to 5.07% on the Guidance Line at September 30, 2002. Amounts outstanding under the Guidance Line bear interest at a floating rate equal to 3.25% over LIBOR. The Companys interest rate on its variable rate mortgages was 4.88% (3.00% over the one-month LIBOR) at September 30, 2002 compared to 6.6% at September 30, 2001.

     Depreciation expense was $1.5 million and $1.4 million for the quarters ended September 30, 2002 and 2001, respectively.

     General and administrative expenses were $0.6 million for each of the quarters ended September 30, 2002 and 2001.

     Net income from discontinued operations for the quarter ended September 30, 2002 was $14,000 as compared to a net loss of $6,000 for the corresponding period in 2001. The Salisbury Medical Office Building, located in Salisbury, Maryland was classified as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of September 30, 2002. The Company has entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building at a purchase price of approximately $1.0 million including the assumption of the related mortgage debt. The Company decided to sell the Salisbury property because it does not fit into the Companys long-term strategy. The Company expects to close on the sale of this property during the fourth quarter of 2002.

     Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

     Revenues

     Rental revenues were $13.9 million for each of the nine months ended September 30, 2002 and 2001, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $11.2 million and $12.2 million, or 65 % and 64% of total revenues, respectively, for the nine months ended September 30, 2002 and 2001. These amounts and percentages will be higher in subsequent periods due to the consolidation of Meridian, Cabot and Cleveland. See Note 3 to the Condensed Consolidated Financial Statements for summary unaudited rental income for Meridian, Cabot and Cleveland for the nine months ended September 30, 2002.

     Interest income was $0.2 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest income resulted from the pay-off of term and construction loans during 2001. As of September 30, 2001, the Company had loans outstanding to Genesis totaling approximately $12.2 million and a loan outstanding to another borrower with a balance of approximately $10.2 million. These loans were paid off during the fourth quarter of 2001 and the aggregate proceeds of $22.4 million were used to reduce the outstanding balance under the then Bank Credit Facility. Interest income recorded by the Company on these loans during the nine months ended September 30, 2001, totaled approximately $1.8 million. Interest income for the nine months ended September 30, 2002 is primarily the result of interest earned on security and other deposits and reserves held by the Company.

     Interest income from unconsolidated equity investees was $2.8 million and $2.7 million for the nine months ended September 30, 2002 and 2001, respectively. Of this amount, approximately $1.4 million represents interest income recorded on loans made to Meridian, Cabot and Cleveland, which will no longer be recognized in subsequent periods due to the elimination of intercompany accounts following the consolidation of the balance sheets of Meridian, Cabot and Cleveland as of September 30, 2002.

     Other income was $0.2 million and $0.1 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in other income resulted from a $180,000 gain recognized by the Company on the sale of shares acquired as satisfaction of a former tenants security deposit obligation under its lease of the Woodbridge facility to a privately held company, of which Mr. Walker is a principal stockholder. In February 2002, the Company announced that it had entered into a new lease and purchase option agreement for the Woodbridge facility with a new tenant for an initial lease term of 10 years commencing on February 1, 2002.

     Expenses

     Property operating expenses were $1.0 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively. This increase is due to approximately $135,000 in expenses related to the Woodbridge lease termination as discussed above.

     Interest expense, which includes amortization of deferred financing costs of $243,000 and $579,000, was $6.3 million and $9.2 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $2.9 million is due to lower LIBOR rates and lower third party debt balances outstanding during the nine months ended September 30, 2002, immediately prior to the consolidation of Meridian, Cabot, and Cleveland, as compared to the same period of, 2001. The amounts due to third parties increased from $114.9 million at September 30, 2001 to $209.7 million at September 30, 2002. This increase is primarily the result of the consolidation of Meridian, Cabot and Cleveland and their associated debt of $103.9 million during September 2002. The weighted average interest rate on this indebtedness was 6.9% at September 30, 2002. See note 3 to Condensed Consolidated Financial Statements. The outstanding balance under the Bank Credit Facility was paid off and a new Guidance Line was established with Wachovia Bank with a balance of $3.1 million outstanding at September 30, 2002. The weighted average interest rate on outstanding third party debt decreased from 7.4% at September 30, 2001 to 6.8% at September 30, 2002. Based on interest rates at September 30, 2002, quarterly debt service requirements related to this debt approximate $4.6 million. The Companys interest rate on the Credit Facility was 6.88% at September 30, 2001 compared to 5.07% on the Guidance Line at September 30, 2002. Amounts outstanding under the Guidance Line bear interest at a floating rate equal to 3.25% over LIBOR. The Companys interest rate on its variable rate mortgages was 4.9% (3.00% over the one-month LIBOR) at September 30, 2002 compared to 6.6% at September 30, 2001.

     Depreciation expense was $4.5 million and $4.2 million for the nine months ended September 30, 2002 and 2001, respectively.

     General and administrative expenses were $1.8 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease results primarily from legal fees incurred during the nine months ended September 30, 2001 of approximately $0.9 million in connection with debt restructuring and bankruptcy filings by Genesis and The Multicare Companies, Inc. that occurred during this period and the extension of the Bank Credit Facility.

     For the nine months ended September 30, 2002, the Company incurred an impairment charge of $250,000 related to classifying the Salisbury Medical Office Building as held for sale as compared to $450,000 recorded for the nine months ended September 30, 2001, related to the Woodbridge property.

     The loss from discontinued operations for the nine months ended September 30, 2002 was $0.2 million. Discontinued operations result from classifying the Salisbury Medical Office Building, located in Salisbury, Maryland as held for sale in June 2002. After adjusting for an impairment charge of $250,000, the property has a net carrying value of $991,000 as of September 30, 2002. The Company has entered into a letter of intent with a prospective purchaser of the Salisbury Medical Office Building at a purchase price of approximately $1.0 million including the assumption of the related mortgage debt. The Company decided to sell the Salisbury property because it does not fit into the Companys long-term strategy. The Company expects to close on the sale of this property during the fourth quarter of 2002.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.8 million and $6.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net income from continuing operations for the nine months ended September 30, 2002 was $1.9 million as compared to a net loss from continuing operations of $0.2 million for the nine months ended September 30, 2001. The increase in net income from continuing operations was substantially offset by the net increase in accounts receivable from tenants and cash paid for prepaid assets.

     Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $0.8 million for the corresponding period in 2001. This increase is primarily due to the acquisition of cash held by Meridian, Cabot and Cleveland of $0.5 million, and the increase in cash received from affiliates of $0.5 million relating to repayments of notes receivable. Additionally, in accordance with the related lease agreements and bond indentures, the Company was able to reduce by approximately $0.4 million the amount of cash required to be held in escrow related to the Companys bonds and tenants security deposits. During first nine months of 2001, the Company was required to restrict approximately $0.9 million related to these items.

     Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2002 compared to $6.7 million for the corresponding period in 2001. The reduction in cash used by financing activities is a result of borrowings on the Guidance Line, offset by an increase in principal payments on the Bank Credit Facility of approximately $1.6 million as compared to 2001.

     On August 30, 2002, ElderTrust entered into a credit agreement with Wachovia Bank National Association (the Guidance Line). Funds provided under the Guidance Line at closing on August 30, 2002 of approximately $3.1 million were used to pay off the Companys prior Bank Credit Facility provided by German American Capital Corporation, an affiliate of Deutsche Bank, and to pay certain transaction and other costs.

     The more significant terms of the new Guidance Line are:

     * 18-month term;
     * recourse loan secured by all properties not otherwise secured by other loans;
     * borrowings up to $7.5 million in the aggregate upon lender approval, subject to borrowing base limits;
     * quarterly principal payments of $500,000;
     * interest calculated at 325 basis points over LIBOR, which was elected by the Company, or an alternate rate of Wachovia Bank prime plus 0.5%, at borrowers election; and
     * distributions to shareholders limited to 90% of funds from operations.

     The amounts outstanding under the Guidance Line bear interest at a floating rate of 3.25% over one-month LIBOR, or 5.07% at September 30, 2002.

     At September 30, 2002, the properties securing the Guidance Line had an aggregate net book value of $38.9 million. During the quarter and nine months ended September 30, 2002, the Company derived $0.8 million and $2.4 million, respectively, of revenues from these properties.

     The Company has a working capital deficit of $30.6 million at September 30, 2002, resulting primarily from (a) the current portion of the Guidance Line of $1.5 million and (b) three mortgage loans secured by four properties (JP Morgan Debt) with an aggregate balance of $30.0 million which mature on December 1, 2002.

     The Company has the right to extend the maturities of the non-recourse JP Morgan Debt that will mature on December 1, 2002, for two additional years upon the payment of an aggregate extension fee of $150,000, and the satisfaction of certain other conditions. This extension is subject to the requirement that no events of default have occurred and that the lender has determined that there has been no material adverse change in the condition, financial, physical or otherwise, of the property or the borrower or any guarantor or indemnitor since November 1999 and that the performance of the property is consistent with its performance as of November 1999. The Company has received tentative approval to extend the note, totaling $10.5 million, secured by the Lopatcong property. Extension of the other two notes, totaling $19.5 million, that are secured by the Wayne, Pennsburg and Harston Hall properties are pending approval based on the results of real estate appraisals requested by JP Morgan. The results of these appraisals may require the Company to make a principal payment on the respective notes. If the maturity date of the JP Morgan Debt is not extended by the lender and the lender foreclosed on the properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. At September 30, 2002, the properties securing these mortgages had an aggregate net book value of $35.9 million. During the quarter and nine months ended September 30, 2002, the Company derived revenues from these properties of $1.0 million and $3.0 million, respectively.

     As of September 30, 2002, the Company had shareholders equity of $83.9 million and debt aggregating $213.7 million, which represents a debt to equity ratio of 2.55 to 1. The debt to equity ratio was 1.42 to 1 at December 31, 2001. This increase in the debt to equity ratio is the primarily result of an additional $103.9 million in debt resulting from the consolidation of Meridian, Cabot and Cleveland during September 30, 2002. The debt to equity ratio, immediately prior to the consolidation, was 1.31.

     At September 30, 2002, the Companys third party indebtedness of $209.7 million consisted of $33.1 million in variable rate debt and $176.6 million in fixed rate debt. The weighted average annual interest rate on this debt was 6.8% at September 30, 2002. Based on interest rates at September 30, 2002, quarterly debt service requirements related to this debt approximate $4.6 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Companys cash flow and its ability to pay its obligations.

     Facilities owned by the Company and leased to tenants under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 84% of the Companys revenues at September 30, 2002. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

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

     Based on the amount of these losses, the Company does not believe it will have to make any distributions to its shareholders until at least December 2003 for REIT qualification purposes. Distributions by the Company are at the discretion of its board of trustees. The Company currently anticipates that it will address its distribution policy during the latter part of the fourth quarter of 2002. Such policy will depend upon various factors, including the minimum distribution required under federal tax law to maintain REIT status, the Companys cash available for distribution, limitations or restrictions under various debt covenants and other cash uses deemed appropriate by the Company.

Contractual Obligations and Commercial Commitments

     The following table represents the Companys contractual obligations as of September 30, 2002 (amounts in thousands):

                                        Payments due by period:
                                    Less than  1 to 2  3 to 4   5 years
                             Total   1 year    years   years   and after
                            ---------------------------------------------
Long-term debt              $141,461  $35,837  $3,535  $3,817   $98,272
Capital lease obligation      65,211        -       -       -    65,211
Guidance Line                  3,067    1,500   1,567       -         -
Operating leases                 843      148     166     171       358
Other long-term obligations    3,917      297     352     406     2,862
                            ---------------------------------------------
Total contractual
  obligations               $214,499  $37,782  $5,620  $4,394  $166,703
                            =============================================

     See Item 7A. Qualitative and Qualitative Disclosures About Market Risk for additional information.

     As of September 30, 2002, the Companys commercial commitments consisted of the following:

     The Company provided two letters of credit aggregating $1.0 million in connection with the Woodbridge and Highgate debt documents.

     Meridian owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey, which it purchased from a Genesis affiliate for $35.5 million in cash and issuance of $8.5 million in term loans during September 1998. The purchase options are exercisable by Meridian in September 2008 for a cash exercise price of $66.5 million. Meridian subleased the facilities to a Genesis affiliate for an initial ten-year period with a ten-year renewal option. Genesis has guaranteed the subleases. As part of this transaction, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss. The Companys maximum remaining exposure under these indemnity agreements is $10.6 million.

     Additionally, the Company entered into an agreement in 1998 with respect to the NDNE properties (collectively, ET Sub-Vernon, Cabot and Cleveland) that allows all deductions for depreciation and low income housing tax credits (LIHTC) on the NDNE properties to be allocated to the holders of the Class C (LIHTC) Units of limited partnership interest of the Operating Partnership through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Operating Partnership either disposes of all or any portion of their interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTCs actually allowed to the holders of the Class C (LIHTC) Units are subject to recapture pursuant to
Section 42(j) of the Internal Revenue Code, the Company shall pay to such holders of the Class C (LIHTC) Units cash in an amount equal to the credit recapture amount, if any, payable by the holders of the Class
C (LIHTC) Units solely as the result of such disposition or other action. The Company also covenanted that, in the event that prior to December 31, 2013, the Operating Partnership either disposes of all or any portion of the Companys interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the Class
C (LIHTC) Units to have to recognize a recapture of all or any portion of the depreciation deductions that have been specially allocated to them, the Company shall pay to the holders of the Class C (LIHTC) Units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.

Financial Covenants

     The Guidance Line contains various financial and other covenants, including, but not limited to, minimum net asset value, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Certain of the Companys other indebtedness also contains various financial and other covenants. At September 30, 2002, the Company was in compliance with these requirements.

     The following table sets forth the material financial covenants to which we are subject under the Guidance Line and our other indebtedness, and the degree to which we complied with those covenants as of September 30, 2002:

                                                       Actual Ratio/Test
                                         Required             as of
Financial Covenant                      Ratio/Test    September 30, 2002
-------------------------------------------------------------------------
Minimum tangible net worth (1)       $75.0 million      $87.4 million
Total leverage ratio                 Less than 65%       54.4%
Minimum interest coverage ratio      Greater than 1.75    2.11
Minimum fixed charge ratio           Greater than 1.50    1.62
EBITDA to interest expense (2)       Greater than 1.60    1.98

(1) Under the bond documents for the bonds secured by the Companys Highgate and Woodbridge facilities, the Company is required to have minimum tangible net worth of at least $70 million on September 30, 2002 and $75 million after September 30, 2002.
(2) This interest coverage ratio increases to 1.80:1 for 2003 and to 1.90:1 after June 30, 2004.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT defines Funds from Operations (FFO) as net income
(loss), computed in accordance with accounting principles generally accepted in the United States of America, excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO using standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities using accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indication of the Companys financial performance, or to cash flow from operating activities as a measure of the Companys liquidity, nor is it indicative of funds available to fund the Companys cash needs, including its ability to make cash distributions.
FFO includes both recurring and non-recurring items, except those results defined as extraordinary items under accounting principles generally accepted in the United States of America and gains and losses from sales of depreciable operating property.

     The following table presents the Companys Funds from Operations for the periods presented below:

                                For the three months  For the nine months
                                 ended September 30,  ended September 30,
                                -----------------------------------------
                                   2002      2001        2002     2001
                                -----------------------------------------
                                   (in thousands)       (in thousands)
Funds from Operations:
  Net income (loss)                $685      $418      $1,637    ($194)
  Minority interest                  29        26          85        -
                                -----------------------------------------
  Net income (loss) before
   minority interest                714       444       1,722     (194)
  Adjustments:

  Real estate depreciation and
   amortization:
      Consolidated entities       1,492     1,410       4,490    4,193
      Unconsolidated entities     1,122     1,122       3,367    3,366
Other items:
  Impairment charges on real
    estate properties                 -         -         250      450
                                ----------------------------------------
Funds from Operations before
  allocation to minority
  interest                        3,328     2,976       9,829    7,815
Less:
  Funds from Operations
   allocable to minority interest  (129)     (155)       (451)    (410)
                                ----------------------------------------
Funds from Operations
 attributable to the common
 shareholders                    $3,199    $2,821      $9,378    $7,405
                                ========================================

     The following table presents information from the Companys statement of cash flows for the periods presented:

                             For the three months  For the nine months
                              ended September 30,  ended September 30,
                             -----------------------------------------
                                2002      2001        2002     2001
                             -----------------------------------------
                                (in thousands)       (in thousands)

Other Data:
  Cash flow provided by
   operating activities        $2,235    $1,761     $6,916    $6,479
                             -----------------------------------------
  Cash flow provided by
   (used in) investing
   activities                     543        93        980      (786)
                             -----------------------------------------
  Cash flow used in financing
   activities                    (617)   (3,665)    (5,336)   (6,673)
                             -----------------------------------------

     The following is a summary of capital expenditures for the periods presented:

                             For the three months  For the nine months
                              ended September 30,  ended September 30,
                             -----------------------------------------
                                2002      2001        2002     2001
                             -----------------------------------------
                                (in thousands)       (in thousands)
Recurring capital
 expenditures:
   Corporate / Administrative  $  -      $  -       $  17     $  -
   Capital improvements          26         8          28       30
                             -----------------------------------------
                                 26         8          45       30
                             -----------------------------------------
Major renovations                24         -         189       15
                             -----------------------------------------
Total capital expenditures      $50        $8        $234      $45
                             =========================================

     Recurring capital expenditures include those expenditure made in the normal course of operations for corporate/administrative items and for routine improvements to the Companys existing properties.

     Major renovations include those expenditures which are larger in scope than recurring capital expenditures both in dollar value and time to complete and generally enhance the marketability and revenue producing capacity of the property.

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Companys consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was extracted from Genesis quarterly report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended, (the Exchange Act).

     The Genesis financial data presented includes only the most recent interim and fiscal year end reporting periods. During 2001, Genesis filed a reorganization plan, which was approved by the United States Bankruptcy Court on September 13, 2001. The approval of the reorganization plan and emergence from bankruptcy resulted in a change of ownership for Genesis. Effective September 30, 2001, Genesis accounts for the change in ownership through fresh-start accounting, as a result, the consolidated information provided below for both the predecessor and successor companies are not comparable. The Company can make no representation as to the accuracy and completeness of Genesis public filings. It should be noted that Genesis has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

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

     The following table sets forth certain summary unaudited condensed consolidated financial data for Genesis as of and for the periods indicated. For the periods presented, Genesis consolidated the results of Multicare, a wholly owned subsidiary of Genesis. The non-Genesis shareholders were recorded as minority interest.


                            For the three months  For the nine months
                               ended June 30,        ended June 30,
                            -------------------------------------------
                               2002      2001        2002     2001
                            -------------------------------------------
                            Successor Predecessor Successor Predecessor
                          (in thousands, except share and per share data)
Operations Data
-------------------------
Net revenues                $682,731   $641,687  $2,019,573  $1,882,159
Severance and related costs   12,568          -      12,568           -
Debt restructuring and
 reorganization costs          2,570     17,914       4,270      42,620
Gain on arbitration award       (229)         -     (21,907)          -
Gain on sale of assets             -          -           -      (1,770)
Loss on sale of assets             -          -           -       2,310
Depreciation and amortization 16,471     26,496      48,235      79,493
Lease expense                  7,218      8,834      20,737      26,958
Interest expense, net         11,245     26,872      36,862      92,264

Income (loss) from continuing
 operations before income tax
 benefit, minority interest
 and equity in net loss of
 unconsolidated affiliates    15,638    (18,031)     91,607     (68,239)
Income tax exposure (benefit) (4,212)         -      25,416           -
Income (loss) from continuing
 operations before minority
 interest and equity in net
 loss of unconsolidated
 affiliates                   19,850    (18,031)     66,191     (68,239)
Equity in net income (loss)
 of unconsolidated affiliates    279       (173)        859      (1,203)
Minority interest               (592)     2,077      (1,344)      8,275
Net income (loss) from
 continuing operations before
 preferred stock dividends    19,537    (16,127)     65,706     (61,167)
Preferred stock dividends        656     11,375       1,916      34,124
Income (loss) from continuing
 operations                   18,881    (27,502)     63,790     (95,291)
Loss from discontinued
 operations                   (1,428)      (789)     (5,795)     (2,534)
Net income (loss) available
 to common shareholders      $17,453   ($28,291)    $57,995    ($97,825)
Per common share data:
  Basic:
    Income (loss) from
     continuing operations     $0.46     ($0.57)      $1.55      ($1.96)
    Loss from discontinued
     operations               ($0.03)    ($0.02)     ($0.14)     ($0.05)
    Net income (loss)          $0.42      $0.58       $1.41      ($2.01)
    Weighted average shares  41,341,830 48,641,456 41,211,603 48,641,456
  Diluted:
    Income (loss) from
     continuing operations     $0.45     ($0.57)      $1.52      ($1.96)
     Loss from discontinued
      operations              ($0.03)    ($0.02)     ($0.13)     ($0.05)
     Net income (loss)         $0.42     ($0.58)      $1.38      ($2.01)
     Weighted average shares 43,470,082 48,641,456 43,339,666 48,641,456

                                               June 30, September 30,
                                              ------------------------
                                                 2002       2001
                                              ------------------------
                                               (dollars in thousands)
           Balance Sheet Data
----------------------------------------
  Working capital                               $ 447,680   $ 293,875
  Total assets                                  1,922,111   1,839,220
  Long-term debt                                  678,100     603,268
  Shareholders equity                             901,090     834,858

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Companys bonds payable and most of the Companys mortgages bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Guidance Line and variable rate mortgages. The Company utilizes interest rate cap provisions within its debt agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments. Refer to the Companys Annual Report on Form 10-K for the year ended December 31, 2001 for discussion of the market risk associated with these financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The Company had $176.6 million outstanding to third parties in fixed rate debt at September 30, 2002. The fair value of fixed rate debt approximates it carrying value at September 30, 2002.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on borrowings outstanding under the Guidance Line and variable rate mortgages at September 30, 2002 was 4.9%. Assuming the Guidance Line and variable rate mortgage balances outstanding at September 30, 2002 of $33.1 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $331,000. Amounts outstanding under the Guidance Line bear interest at 3.25% over LIBOR. Variable rate mortgages bear interest at 3.00% over one-month LIBOR.

     The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Companys cash flow and its ability to pay its obligations. See Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 4.  Controls and Procedures

     Within the 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including the Companys Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companys disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Companys Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Companys internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                       PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable
     (b)  Not applicable
     (c) During the quarter ended September 30, 2002, the Company issued a total of 25,125 common shares to two individuals upon redemption of a corresponding number of units of limited partnership interest in ElderTrust Operating Limited Partnership held by such persons in reliance upon section 4(2) of the Securities Act of 1933, as amended.
     (d)  Not applicable

ITEM  6.	Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The exhibits filed with this report are listed in the exhibit index on page 32.

     (b)  Reports on Form 8-K

     On September 13, 2002, ElderTrust filed a Form 8-K announcing the Company entered into a new credit agreement with Wachovia Bank National Association. Funds provided under this agreement at closing on August 30, 2002 were used to pay off ElderTrusts prior Bank Credit Facility provided by German American Capital Corporation, an affiliate of Deutsche Bank.


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2002.


                                   ELDERTRUST





                                   /s/ D. Lee McCreary, Jr.
                                   --------------------------------------
                                   D. Lee McCreary, Jr.
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Treasurer and
                                   Secretary
                                   (Principal Financial and Accounting
                                   Officer)

                             CERTIFICATIONS


     I, D. Lee McCreary, Jr., President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of ElderTrust, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ElderTrust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

	b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                    /s/ D. Lee McCreary, Jr.
                                    ------------------------------------
                                    D. Lee McCreary, Jr.
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, Treasurer
                                    and Secretary
                                    (Principal Financial and Accounting
                                    Officer)


Exhibit
Number                      Exhibit Description                Page No.

2.1 Assignment of Partnership Interest and Second Amendment to Agreement of Limited Partnership of
         ET Sub-Meridian Limited Partnership, L.L.P. dated September 25, 2002, by and among Toughkenamon, LLC, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C. (incorporated herein by reference to Exhibit 2.1 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

2.2 Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interest in and to Cabot ALF, L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Companys Current Report on Form 8-K filed with the SEC on October 10,
         2002)

2.3 Option Agreement, dated as of September 25, 2002, by and between D. Lee McCreary, Jr. and ElderTrust Operating Limited Partnership relating to interest in and to Cleveland ALF, L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.1 Bank Credit Facility dated August 30, 2002 by and among ElderTrust, ElderTrust Operating Limited Partnership and Wachovia Bank National Association (incorporated herein by reference to Exhibit 99.1 to the Companys Current Report on Form 8-K filed with the SEC on August 30, 2002)

10.2 Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership and MHC Acquisition Corporation (incorporated herein by reference to Exhibit 99.1.1 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.3     Amendment No. 1 to Lease Agreement, dated as of
         August 1, 1994, by and between Heritage Associates
         Limited Partnership and Meridian Healthcare, Inc.
         (incorporated herein by reference to Exhibit 99.2 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.4     Amendment No. 2 to Lease Agreement, dated as of
         August 1, 1994, by and between Heritage Associates
         Limited Partnership and Meridian Healthcare, Inc.
         (incorporated herein by reference to Exhibit 99.3 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.5 Amendment No. 3 to Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.4 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.6 Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit
         99.5 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.7     Schedule of Omitted Meridian Lease Agreements
         (incorporated herein by reference to Exhibit 99.6 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.8 Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage
         Associates Limited Partnership and MHC Acquisition
         Corporation (incorporated herein by reference to Exhibit 99.7 to the Companys Current Report on
         Form 8-K filed with the SEC on October 10, 2002)

10.9 First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian Limited Partnership and MHC Acquisition Corporation (incorporated herein by reference to Exhibit 99.8 to the Companys Current Report on Form 8-K filed with the SEC on October
         10, 2002)

10.10 Assignment of Option Agreement, dated September 3, 1998, between Meridian Healthcare, Inc. and ET Sub-Meridian Limited Partnership, L.L.P. (incorporated herein by reference to Exhibit 99.9 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.11    Schedule of Omitted Meridian Purchase Options
         (incorporated herein by reference to Exhibit 99.10 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.12 Sublease Agreement, dated September 3, 1998, by and between ET Sub-Meridian Limited Partnership, L.L.P., as Landlord, and Meridian Healthcare, Inc., as Tenant (incorporated herein by reference to Exhibit 99.11 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.13    Schedule of Omitted Meridian Sublease Agreements
         (incorporated herein by reference to Exhibit 99.12 to the Companys Current Report on Form 8-K filed with the SEC on October 10, 2002)

10.14 Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto (incorporated by reference to Exhibit 10.4 to the Companys Current Report on
         Form 8-K filed with the SEC on September 18, 1998)

10.15 Indemnification Consent and Acknowledgment Agreement dated September 3, 1998 between the ElderTrust Operating Limited Partnership and Genesis Health Ventures, Inc. (incorporated by reference to Exhibit
         10.4 to the Companys Current Report on Form 8-K filed with the SEC on September 18, 1998)

11.1 Computation of basic and diluted net income (loss) per share for the three and nine months ended September
         30, 2002 and 2001

EXHIBIT 11.1


                       COMPUTATION OF BASIC AND DILUTED
                       NET INCOME (LOSS) PER SHARE FOR
         THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:


                                      For the three     For the nine
                                      months ended      months ended
                                      September 30,     September 30,
                                     ---------------------------------
                                       2002    2001      2002    2001
                                     ---------------------------------
Basic net income (loss) per share:
----------------------------------
 Weighted average common shares
   outstanding                         7,435   7,165     7,378  7,134

  Net income (loss) from continuing
   operations                           $671    $424    $1,852  ($171)
  Basic net income (loss) from
   continuing operations per share     $0.09   $0.06     $0.25 ($0.03)

  Income (loss) from discontinued
   operations                            $14     ($6)    ($215)  ($23)
  Basic loss from discontinued
   operations per share                    -       -    ($0.03)     -

  Net income (loss)                     $685    $418    $1,637  ($194)
  Basic net income (loss) per share    $0.09   $0.06     $0.22 ($0.03)


Diluted net income (loss) per share:
------------------------------------
Weighted average common shares
  outstanding                          7,435   7,165    7,378   7,134

Common stock equivalents - stock
  options and warrants                   306     364      323       -
                                     ---------------------------------

Total weighted average number of
  diluted shares                       7,741   7,529    7,701   7,134
                                     =================================


  Net income (loss) from continuing
   operations                           $671    $424   $1,852   ($171)
  Diluted net income (loss) from
   continuing operations per share     $0.09   $0.06    $0.24  ($0.03)

 Income (loss) from discontinued
  operations                             $14     ($6)   ($215)   ($23)
 Diluted loss from discontinued
  operations per share                     -       -   ($0.03)      -

 Net income (loss)                      $685    $418   $1,637   ($194)
 Diluted net income (loss) per share   $0.09   $0.06    $0.21  ($0.03)