Form 10-K
period 2002-12-31
ELDERTRUST
filed 2003-03-28
CIK 1043236

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      for the year ended December 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from ____ to ____

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


                                 (302) 993-1022
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
          Title of Each Class                           on which registered
       ------------------------                       -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                           Yes [ ]    No [X]

Aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter): $42,687,508

As of February 28, 2003, there were 7,592,477 total common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 23, 2003 are incorporated by reference into Part III of this Form 10-K.

                                   ELDERTRUST
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Cautionary Statements Regarding Forward-Looking Statements                   1

                                     PART I

Item  1.   Business                                                          1
Item  2.   Properties                                                       36
Item  3.   Legal Proceedings                                                39
Item  4.   Submission of Matters to a Vote of Security Holders              39

                                     PART II

Item  5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                39
Item  6.   Selected Financial Data                                          39
Item  7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        43
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       57
Item  8.   Financial Statements and Supplementary Data                      59
Item  9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        85

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                86
Item 11.  Executive Compensation                                            86
Item 12.  Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholders Matters             86
Item 13.  Certain Relationships and Related Transactions                    86
Item 14.  Controls and Procedures                                           86
                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                         87


SIGNATURES                                                                  88
CERTIFICATION                                                               89
EXHIBIT INDEX                                                               90

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

          The statements set forth under the caption "Business - Risk Factors" and elsewhere in this Form 10-K, including statements contained in "Business" concerning the ability of subsidiaries of Genesis Health Ventures, Inc. ("Genesis"), the Company's principal tenant, and entities in which it has made equity investments ("Genesis Equity Investees") to continue to make lease payments to the Company, the Company's ability to extend or restructure a mortgage loan totaling $14.9 million, the maturity date of which has been extended until April 10, 2003, government regulation and the impact of Medicare and Medicaid reimbursement programs on the Company's lessees, certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's ability to meet its liquidity needs and other statements contained herein regarding matters that are not historical facts identify important factors with respect to these forward-looking statements that could cause actual results to differ materially from those in these forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                                     PART I
ITEM 1.     BUSINESS

General

          The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities (or "senior living centers") and medical office and other buildings. The Company is the general partner of, and conducts all of its operations through, ElderTrust Operating Limited Partnership (the "Operating Partnership"). At December 31, 2002, the Company owned a 96.2% interest in the Operating Partnership.

          The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At December 31, 2002, the Company's consolidated assets primarily consisted of a diversified portfolio of 32 healthcare properties with an aggregate value of $283.0 million. The portfolio consists of eleven assisted living facilities, fifteen skilled nursing facilities, seven of which are leased by the Company, two independent living facilities and four medical office and other buildings. Skilled nursing facilities and senior living centers comprised approximately 93% of the Company's consolidated assets at December 31, 2002.

          Approximately 86% of the Company's consolidated assets at December 31, 2002 consisted of properties leased to or managed by subsidiaries of Genesis or Genesis Equity Investees. Revenues recorded by the Company in connection with these leases aggregated $18.3 million in 2002. As a result of these relationships with Genesis, the Company's revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Genesis emerged from bankruptcy in October 2001. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of our properties leased to such entities.

2002 Developments

         Developments in 2002 include the following:

         Guidance Line

         On August 30, 2002, the Company entered into a new 18-month credit agreement with Wachovia Bank ("Guidance Line"). Funds provided under the Guidance Line of approximately $3.1 million were used to pay off ElderTrust's prior Bank Credit Facility provided by German American Capital Corporation, an affiliate of Deutsche Bank, and to pay certain transaction and other costs. The amounts outstanding under the Guidance Line bear interest at a floating rate of 3.25% over LIBOR, or 4.67% at December 31, 2002. On January 27, 2003, the Company paid approximately $3.1 million to Wachovia Bank to pay-off the outstanding balance under the Guidance Line. The Company currently has borrowing capacity of up to $7.5 million under the Guidance Line, subject to lender approval and borrowing base limitations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

         Consolidation of Significant Off-Balance Sheet Investments

         During September 2002, the Company acquired, or obtained options to acquire, from D. Lee McCreary, Jr., ElderTrust's President and Chief Executive Officer, the controlling 1% ownership interests in three entities that hold leasehold and purchase option rights to seven skilled nursing facilities and that own one assisted living facility and one independent living facility. The Company had owned a non-controlling 99% interest in these entities since 1998. The Company previously accounted for its investment in these entities under the equity method. As of September 30, 2002, the Company consolidated the respective balance sheets of ET Sub-Meridian Limited Partnership, L.L.P. ("Meridian"), ET Sub-Cabot Park, L.L.C. ("Cabot") and ET Sub-Cleveland Circle, L.L.C. ("Cleveland"), with the Company's other operations. The results of operations of these entities are consolidated into the Company's statement of operations beginning October 1, 2002. As a result of this transaction, the Company's total assets, debt, investments in unconsolidated entities, rental revenue, interest, depreciation expense and equity in losses of unconsolidated entities changed significantly, however, net income was not materially changed. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

         New Dividend Policy

         In December 2002, the Company stated that it intends to resume regularly quarterly distributions to holders of its common shares and that the initial distribution is expected to be declared in mid-April, 2003. The Company estimated that, based upon its current estimate of operations and cash requirements, the annual per share distribution will be $0.64 per share, or $0.16 per quarter.

Recent Developments

         Mortgage Loan Maturities

         The Company had three non-recourse mortgage loans secured by four properties with an aggregate principal balance of $30.0 million that matured in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lopatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment and reduced the balance outstanding from $4.6 million to $3.5 million. The lender has extended the maturity date of the remaining mortgage loan of $14.9 million, which is secured by the Harston Hall and Pennsburg properties, until April 10, 2003 to allow the time for the lender and the Company to negotiate a resolution of this loan. Based upon conversations with the lender, several alternatives are available to satisfy the Company's obligation under this loan which may include, among other alternatives, a further extension as a cash flow mortgage, sale or a title transfer via a "deed in lieu of foreclosure" transaction. See "Item 7. Management's Discussion and Analysis of Results of Operations--Liquidity and Capital Resources," for additional information.

         Possible Spin-Off by Genesis of its Eldercare Business

         In February 2003, Genesis announced that its Board of Directors had approved the spin-off of its ElderCare business. This business includes our tenants that are currently owned, in whole or in part, by Genesis, as well as Genesis' other senior housing asset-based businesses. Under our lease terms, any assignment of the leases to a party in which Genesis has no ownership interest would require our consent, which may not be unreasonably withheld. If the leases are assigned with our consent, the Genesis guarantee would be eliminated. However, we would be entitled to obtain guarantees from other parties in control of the tenant. Conversely, if the leases are assigned without our consent, the Genesis guarantee would remain in effect. We believe that the transaction proposed by Genesis may constitute an assignment of the leases. As a result, the transaction may require our consent should Genesis desire to eliminate its obligations under its guarantees. In determining whether to provide our consent, we intend to evaluate the current and expected operating performance of the leased properties and determine the need for, and availability of, substitute credit enhancements. The spin-off is expected to be completed during the latter part of 2003. To date, Genesis has not provided us with any financial information regarding the proposed spin-off nor has Genesis requested to be released from its guarantees, although we expect that they will do so.

Investments

         Investment Policies

         At December 31, 2002, the Company's investments consisted primarily of senior housing and other healthcare facilities leased to operators under long-term operating leases.

         Operating leases are normally secured by the underlying real estate, guarantees and/or cash deposits. As of December 31, 2002, cash deposits aggregating approximately $5.4 million were held by the Company as security for operating leases. In addition, the leases are generally cross-defaulted with any other leases or other agreements between the operator or any affiliate of the operator and the Company, which were entered into at the time the leases were executed. The Company's operating leases include fixed and minimum rent leases, which normally include annual rate increases, and, in the case of one of our assisted and independent living facilities, percentage rent leases. Percentage rent leases generally require rents based upon a fixed percentage of facility revenues throughout the lease term. See "Business - Investments - Properties - Operating Leases."

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

         Investment Portfolio

         The Company's consolidated investments in real estate properties at December 31, 2002 are reflected in the following table:


---------------------------------------------------------------------------------------------------------------------------------
                                                  Percentage     Number      Number     Investment                      Number
                                   Investments        of           of          of          per          Number of         of
        Type of Facility               (1)        Portfolio    Facilities   Beds (2)     Bed (3)      Operators (4)   States (5)
---------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)

 Assisted Living Facilities         $ 111,121       32.6%            11         999        $ 111              2             2
 Independent Living Facilities         22,732        6.7              2         172          132              2             2
 Skilled Nursing Facilities           191,604       56.3             15       2,393           80              3             3
 Medical Office and Other
   Buildings                           14,910        4.4              4           -            -              3             3
                                    -----------------------------------------------
 Total Properties                   $ 340,367      100.0%            32       3,564
                                    ===============================================

--------------------------------------------------------------------------------

     (1) Includes investments in real estate properties aggregating $328.1 million, before reductions for accumulated depreciation of $44.9 million and credit enhancements on several owned properties which aggregated $12.3 million. Credit enhancements consisted of $6.3 million in bond and operating reserve funds required in connection with outstanding debt issues on five facilities, security deposits of $5.4 million on various facilities and mortgage escrow accounts of $0.6 million. The Company owns leasehold interests in seven skilled nursing facilities. The remaining interests are fee interests.

     (2) Based upon the number of private and semi-private beds/units currently in service.

     (3) Investment per Bed was computed by using the respective facility investment amount divided by number of beds/units currently in service for each respective facility.

     (4) Genesis or Genesis Equity Investees manages 28 of the properties under management agreements with the tenants. See "Dependence on Genesis" and "Item 2 - Properties."

     (5) The Company has investments in properties located in five states, occupied by six different tenants not including the medical office building tenants.


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

              Operating Leases

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, is leased to an operator pursuant to a long-term lease. These leases (or subleases in the case of seven skilled nursing facilities in which the Company has leasehold interests) generally have remaining terms of 5 to 9 years and contain one or more five to ten-year renewal options. Two of these leases provide for rents based on a specified percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The base rents for the renewal periods are generally fixed rents set at a spread above the Treasury yield for the corresponding period. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period.

Dependence on Genesis

         At December 31, 2002, the Company had the following investments in real estate properties managed by Genesis or Genesis Equity Investees:

                                        Genesis (1)                    Genesis Equity Investees (2)
                               Number of            Investment         Number of        Investment
                               Properties           Amount             Properties       Amount
                               ----------           ----------         ----------       ----------
                                                       (dollars in thousands)
ElderTrust                         20                $174,108                  8         $88,315

(1)  Represents Genesis and its consolidated subsidiaries.
(2) Represents entities in which Genesis accounts for its investment using the equity method of accounting.

         At December 31, 2002, the Company leased or subleased nineteen properties to subsidiaries of Genesis under percentage and minimum rent leases, each for an initial ten-year period with two five-year renewals. The Company received lease payments totaling $10.2 million in 2002 on properties leased to or managed by subsidiaries of Genesis. The initial terms of these leases expire as follows: five leases with aggregate 2002 rent of $ 4.1 million expire in January 2008, one lease with 2002 rent of $0.6 million expires in March 2008, seven leases with aggregate 2002 rent of $2.6 million expire in September 2008, one lease with 2002 rent of $0.4 million expires in January 2010, one lease with aggregate 2002 rent of $0.8 million expires in June 2008, three leases with aggregate 2002 rent of $0.8 million expire in January 2011 and one lease with 2002 rent of $0.8 million expires in January 2018. Genesis has guaranteed the lease payments on substantially all of these leases. Genesis also leased space under a fixed rent lease in one medical office building with aggregate 2002 rent of $ 0.1 million. This lease terminated on January 31, 2003. Additionally, Genesis managed one property leased by the Company to an unrelated third party.

         At December 31, 2002 the Company also leased or subleased eight properties under minimum rent leases to Genesis Equity Investees. The Company received lease payments totaling $8.1 million in 2002 from these Genesis Equity Investees. The initial terms of these leases expire as follows: three leases with aggregate 2002 rent of $2.6 million expire in November 2008, one lease with 2002 rent of $1.2 expires in March 2009 and four leases with aggregate 2002 rent of $4.3 million expire in January 2010. Genesis has guaranteed the lease payments on the leases that expire in November 2008 and November 2009.

Reimbursement

         Health Care Reform

         The healthcare industry is subject to extensive federal, state and local regulation. The Company is affected by government regulation of the healthcare industry in that the Company receives rent from lessees and the Company's additional rents are generally based on its lessees' gross revenue from operations. The underlying value of certain of the Company's facilities depends on the revenue that a facility is able to generate. Aggressive efforts by health insurers and governmental agencies to limit the cost of healthcare services and to reduce utilization of hospital and other healthcare facilities may further reduce revenues or slow revenue growth from these healthcare facilities and shift or reduce utilization.

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

         Medicare and Medicaid Reimbursement

         The Company's lessees who operate skilled nursing facilities are reimbursed by the Medicare and Medicaid programs for their products and services. As a whole, the legislative changes since 1997 have reduced reimbursement payments under these programs, which have resulted in lower lease coverage ratios on the skilled nursing facilities leased by the Company to its tenants. Also, the Company's lessees may experience increases in time periods between submission of Medicare and Medicaid program claims and receipt of payments due to increased regulatory action and governmental budgetary constraints. Since Medicaid programs are funded by both the states and the federal government, the amount of payments can be affected by changes at either the state or federal level. There is no assurance that payments under these programs will remain at levels comparable to present levels or be sufficient to cover costs allocable to these patients. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Medicare has also increased its utilization of managed care contracting for providing services to Medicare beneficiaries. Such mechanisms could have the impact of reducing utilization of and reimbursement to the Company's lessees.

         Impact of Balanced Budget Act and Medicare Balanced Budget Refinement Act, and Medicare Benefits Improvement and Protection Act

         The Balanced Budget Act mandated establishment of the Prospective Payment System ("PPS") for Medicare skilled nursing facilities under which such facilities are paid a federal per diem rate for most covered nursing facility services. Under PPS, operators of skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities. Pursuant to the Balanced Budget Act, PPS began to be phased in for skilled nursing facilities commencing with cost reporting periods beginning on or after July 1, 1998. Under PPS, reimbursement rates were initially based on a blend of a facility's historic reimbursement rate and a newly prescribed federal per diem rate, which resulted in significantly reduced reimbursement rates for many operators of skilled nursing facilities, including Genesis. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate is used without regard to historic reimbursement levels. The Federal per diem rate is increased each year by a skilled nursing facility market basket percentage change. By statue, the increase is equal to the pertinent percentage change minus 0.5 percentage points in 2003 and equal to the pertinent percentage change in subsequent years.

         The Refinement Act addresses certain reductions in Medicare reimbursement resulting from the Balanced Budget Act. Under the Refinement Act, the federal per diem rate established under PPS was increased by 20% for 15 categories of Medicare patients in skilled nursing facilities starting April 1, 2000 and continuing until the later of October 1, 2000 or changes to PPS are made to better account for patients in such categories which has yet to occur (although this provision has been superseded by a subsequent law described below). The statute requires that federal rates for all categories be increased by 4% in fiscal years 2001 and 2002 only. For cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may elect to receive Medicare payments based 100% on the federal per diem rate rather than partially on a federal per diem rate and partially on a pre-PPS facility specific rate. Certain services (such as prostheses and chemotherapy drugs) for skilled nursing facility patients are being paid by Medicare in addition to the PPS per diem amounts which began April 1, 2000. The caps on rehabilitation therapy services required by the Balanced Budget Act have been suspended for 2000 and 2001.

         At the state level, the Balanced Budget Act also repealed rules which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications.

         On December 21, 2000, BIPA ("Benefits Improvement and Protection Act") was signed into law. This legislation required Medicare to increase the nursing component of the rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. In addition, BIPA eliminated a 1% reduction in the update formula for payment rates for federal fiscal year 2001. The legislation also changed the 20% add-on to 3 of the 15 rehabilitation Resource Utilization Groups (RUG) categories to a 6.7% add-on to all 14 rehabilitation RUG categories effective for services furnished from April 1, 2001, until the date that certain RUG refinements are made. These refinements have not been made. In addition, BIPA revised the consolidated billing requirements to the Balanced Budget Act to limit these requirements to skilled nursing facility residents in a Medicare Part A stay and to therapy services provided in a Part A or Part B stay. The moratorium on the $1,500 therapy caps was extended through calendar year 2002.

         Under authority of the Health Insurance Portability and Accountability Act (HIPAA) of 1996, the U.S. Department of Health and Human Services has promulgated regulations establishing standards for protection of personally identifiable health information, and certain related rules on standard transaction data sets and data security. The compliance date for the privacy regulations is April 14, 2002. Like other healthcare operators, the Company's lessees will be required to incur significant expense in coming into compliance with the various HIPAA regulations, and will be subject to criminal fines and penalties if they violate the rules. Any failure by the Company's lessees to comply with such requirements could have a material adverse effect on the Company.

         The Pennsylvania Medicaid programs impose limitations on the amount of reimbursement available for capital-related costs, such as depreciation, interest and rental expenses, following a change of ownership, including a sale and leaseback transaction. The Pennsylvania Medicaid program bases capital-related costs for new owners (including rent paid by lessees) on the appraised depreciated replacement cost of the facility to the prior owner as determined by the Pennsylvania Department of Public Welfare. Other states may have similar restrictions on capital related cost reimbursement. There can be no assurance that reimbursement of the costs of the Company's skilled nursing facilities under current or future reimbursement methodologies will be adequate to cover the rental payments owed to the Company by the lessees of these properties.

         The Company does not employ Medicaid and Medicare reimbursement specialists and must rely on its lessees to monitor and comply with all reporting requirements and to ensure appropriate payments are being received.

         PPS has negatively impacted many operators in the skilled nursing industry, including Genesis. There can be no assurances that the Company's lessees will not be further negatively impacted by the provisions or interpretations of the Balanced Budget Act, including PPS, the Refinement Act, BIPA, or by future changes in regulations or interpretations of such regulations. See "Business - Government Regulation" and "Business - Risk Factors."

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

         Federal laws also impose civil and criminal penalties for the submission of false or fraudulent claims, including nursing home bills and cost reports, to Medicare or Medicaid. There can be no assurance that lessees of the Company's skilled nursing facilities or the provision of services and supplies by such lessees will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state regulatory authorities or that regulatory authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the ability of lessees to make rental payments to the Company.

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

         In most states, assisted living facilities, as well as skilled nursing and other healthcare facilities, are subject to state or local building code, fire code and food service licensure or certification requirements. Any failure by the Company's lessees to meet applicable regulatory requirements may result in the imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions or adverse consequences, including delays in opening or expanding a facility. Any failure by the Company's lessees to comply with such requirements could have a material adverse effect on the Company.

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

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, an increasing number of enforcement cases against health care providers, including cases alleging deficiencies in the quality of care, are being brought by private individual "whistleblowers" under the "qui tam" provisions of the Federal Civil False Claims Act. Competitors, employees of healthcare providers and others are incentivized to bring such claims because they share in any monetary recovery. The federal government has also issued fraud alerts concerning nursing services, double billings, home health services and the provision of medical supplies to nursing facilities, and a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas may come under closer scrutiny by the government or by "qui tam" plaintiffs. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of the Company's lessees. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of the Company's lessees to meet their financial obligations to the Company.

Taxation

         General

         A corporation, trust or association meeting certain requirements may elect to be treated as a REIT for federal income tax purposes. The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 to 860, inclusive, of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must satisfy a variety of complex organizational and operating requirements each year, including share ownership tests and percentage tests relating to the sources of its gross income, the nature of its assets and the distribution of its income. The Company intends to operate in such a manner as to continue qualifying as a REIT for federal income tax purposes in future periods, but no assurance can be given that the Company has operated or will continue to operate in such a manner so as to qualify or remain qualified as a REIT.

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

         To qualify as a REIT, the Company is required to distribute to its shareholders each year at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and any net capital gain. REIT taxable income is the otherwise taxable income of the REIT subject to adjustments, including a deduction for dividends paid.

         During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses were recognized in 2001 as required under applicable income tax rules. Based on the amount of these losses, the Company does not believe it would have to make any distributions to its shareholders until at least mid-2003 for REIT qualification purposes. When recognized for federal income tax purposes, these losses will reduce the amount otherwise required by the Company to be distributed to meet REIT requirements. Should these losses when recognized exceed REIT taxable income computed without regard to these losses, any excess loss ("NOL") amount may be carried forward for deduction in the succeeding year. A NOL of a REIT in any given year may be carried forward until utilized but over no more than 20 years. REIT taxable loss before reduction for the dividends paid deduction reported for 2001, the last year for which an income tax return has been prepared, was $10.6 million.

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

         The Company will be taxed at regular ordinary and capital gain corporate rates on any undistributed REIT taxable income. The Company may elect to treat any undistributed net capital gains as having been distributed to the shareholders. These "designated" undistributed net capital gains will be included by the Company's shareholders in income as long-term capital gain. The tax paid by the Company on those gains will be allocated among the shareholders and may be claimed as a credit on their tax returns. The shareholders will receive an increase in the basis of their shares in the Company equal to the difference between the capital gain income and the tax credit allocated to them. Under certain circumstances, the Company may be subject to the "alternative minimum tax" on its items of tax preference. The highest corporate tax rate is currently 39%. Subject to certain limitations, the Company will also be subject to an additional tax equal to 100% of the net income, if any, derived from prohibited transactions. A prohibited transaction is defined as a sale or disposition of inventory-type property or property held by the Company primarily for sale to customers in the ordinary course of its trade or business, which is not property acquired on foreclosure.

         The Company will be subject to tax at the highest corporate rate on its net income from "foreclosure property", regardless of the amount of its distributions, but the income would qualify under the REIT gross income tests. The highest corporate tax rate is currently 39%. The Company may elect to treat any real property it acquires by foreclosure after a default on a lease of, or on a loan secured by, the real property as foreclosure property if certain conditions are satisfied. With a valid election, the Company is permitted to derive revenues directly from the ownership of such property (rather than deriving rental revenues pursuant to the lease of such property) until the end of the third taxable year after the year of acquisition (subject to an extension of up to a total of six years at the IRS' discretion) so long as an independent contractor (which might but not necessarily in all circumstances include Genesis or its affiliates) operates the property within 90 days after the property is acquired. A tenant of the Company may qualify as an independent contractor for purposes of the foreclosure property rules if the property that is leased to the independent contractor is a "qualified health care property" and was under lease to the independent contractor or a third party at the time that the Company acquired the foreclosure property. If the property had been under lease to a third party, then the tenant could qualify as an independent contractor only if under the subsequent lease of the property to the tenant, the Company receives a substantially similar or lesser benefit in comparison to the prior lease. Similar rules would apply to treat as foreclosure property "qualified health care property" acquired by the Company as the result of the termination of a lease of such property except that such property would constitute foreclosure property until the close of the second taxable year following the year in which it was acquired, or for up to a total of four years if an extension is granted by the IRS.

         If the Company should fail to distribute during each calendar year at least the sum of (a) 85% of its REIT ordinary income for such year, (b) 90% of its REIT capital gain net income for such year and (c) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If the Company should fail to satisfy the 75% gross income test or the 90% gross income test that apply to REITs, but has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on an amount equal to the greater of either (a) the amount by which 75% of the Company's gross income exceeds the amount qualifying under the 75% test for the taxable year, or (b) the amount by which 90% of the Company's gross income exceeds the amount of the Company's gross income qualifying for the 90% test, multiplied in either case by a fraction intended to reflect the Company's profitability.

         In addition, if a taxable REIT subsidiary ("TRS") pays interest or another amount to the Company that exceeds the amount that would generally be paid to an unrelated party in an arm's length transaction, the Company generally will be subject to an excise tax equal to 100% of such excess. Generally, a TRS is an entity taxable as a corporation in which a REIT owns an equity interest that, together with the REIT, elects treatment as a TRS and that does not operate either a healthcare or lodging facility or provide rights to any brand name under which a healthcare or lodging facility is operated. A TRS is not subject to the general asset tests applicable to the ownership of securities by a REIT (although not more than 20% of the value of the REIT's assets may be represented by securities of one or more TRS's). The Company's subsidiaries, ET Capital Corp. and ET Capital Corp. II, Inc., elected, together with the Company, to be treated as a TRS of the Company effective January 1, 2001.

         Finally, notwithstanding the Company's status as a REIT, the Company may have to pay certain state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes, and will be subject to other state and local taxes resulting from the Operating Partnership's operations and asset ownership. ET Capital is subject to federal, state and local income taxes at regular corporate rates and, accordingly, will have less cash available to distribute to its shareholders, including the Company.

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

         Distributions out of the Company's current or accumulated earnings and profits would be taxable to the Company's shareholders as dividends but, subject to certain limitations, could be eligible for the dividends received deduction for corporations. No portion of any distribution would be eligible for designation as a capital gain dividend. Further, the Company would no longer be deemed to pass through its "designated" undistributed capital gains and the related tax paid by the Company.

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

         For additional information on taxes, see the Company's Form 8-K filed on March 28, 2003.

Competition

         The Company competes with other healthcare REITs, real estate partnerships, healthcare providers and other investors, including but not limited to banks and insurance companies, in the acquisition, leasing and financing of healthcare facilities. Many of these investors may have greater resources than the Company. Genesis and other lessees operate properties that the Company competes, on a local and regional basis, with operators of other facilities that provide comparable services. Operators compete for residents based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price. In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial. The development of new assisted living facilities has outpaced the demand for these facilities in certain of the Company's markets. This oversupply of facilities has caused operators of some of our facilities to experience decreased occupancy, depressed margins and lower operating results, which has adversely affected their ability to make lease payments to the Company.

Employees

            As of December 31, 2002, the Company employed six full-time employees.

Internet Website

         ElderTrust's internet website can be found at www.eldertrust.com. ElderTrust makes available, free of charge, on our website, access to the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

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

         We rely to a substantial degree upon contractual obligations in the form of leases with subsidiaries of Genesis and other entities in which Genesis has an equity ownership interest the primary source of our revenues and for our ability to meet our corporate obligations

         Approximately 86% of our consolidated assets at December 31, 2002 consisted of real estate properties leased to or managed by subsidiaries of Genesis or Genesis Equity Investees, under agreements as manager or tenant. We recorded revenues in connection with these leases aggregating $18.3 million during 2002. As a result of these relationships, the Company's revenues and ability to meet its obligations depend, in significant part, upon the ability of subsidiaries of Genesis and Genesis Equity Investees to meet their lease obligations. Genesis emerged from bankruptcy in October 2001. Any failure of subsidiaries of Genesis or Genesis Equity Investees to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on our operations and cash flows due to the significant portion of our properties leased to Genesis and the Genesis Equity Investees.

         The proposed spin-off by Genesis of its Eldercare business may increase the credit risk of substantially all of our leased properties.

         The Company currently leases 27 properties to Genesis subsidiaries that are guaranteed, in whole or in part, by Genesis. In February 2003, Genesis announced that its Board of Directors had approved the spin-off of its ElderCare business. This business includes our tenants that are currently owned, in whole or in part, by Genesis, as well as Genesis' other senior housing asset-based businesses. The operating performance of the Company's skilled nursing and assisted living assets affected by the proposed transaction have, on an overall basis, declined over the past several years due to various factors. These factors include, among others, net reductions in Medicare reimbursement, increased operating costs and competition. Under our lease terms, any assignment of the leases to a party in which Genesis has no ownership interest would require our consent. Such consent may not be unreasonably withheld. If the leases are assigned with our consent, the Genesis guarantee would be eliminated. However, we would be entitled to obtain guarantees from other parties in control of the tenant. Conversely, if the leases are assigned without our consent, the Genesis guarantee would remain in effect. We believe that the transaction proposed by Genesis may constitute an assignment of the leases. As a result, the transaction may require our consent should Genesis desire to eliminate its obligations under its guarantees. In determining whether to provide our consent, we intend to evaluate the current and expected operating performance of the leased properties and determine the need for, and availability of, substitute credit enhancements. The spin-off is expected to be completed during the latter part of 2003. To date, Genesis has not provided us with any financial information regarding the proposed spin-off nor has Genesis requested to be released from its guarantees although we expect that it will do so. No assurance can be given that the credit risk inherent in the current lease and guarantee agreements will not increase as a result of the proposed spin-off.

         Rising interest rates could adversely affect our cash flow because of variable rate debt

         At December 31, 2002, the Company had $3.1 million of variable rate indebtedness outstanding under the Guidance Line. The Company's Guidance Line bears interest at a floating rate 3.25% over LIBOR (4.67% at December 31, 2002), any future borrowings would be subject to risk related to increases in interest rates. On January 27, 2003, the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of January 31, 2003, the Company has $7.5 million available for future borrowings under the Guidance Line, subject to lender approval and borrowing base limitations. In addition, we have variable rate mortgages of $30.0 million at December 31, 2002, with an interest rate of one-month LIBOR plus 300 basis points (4.44% at December 31, 2002). Assuming the variable rate mortgage balances outstanding at December 31, 2002 of $30.0 million remains constant, each one percentage point increase in interest rates from 4.44% at December 31, 2002 would result in an increase in interest expense of approximately $300,000. Also, we may borrow additional money with variable interest rates in the future. Any increase in interest rates will adversely affect our cash flow and our ability to make distributions to our shareholders.

         Our degree of leverage could limit our ability to obtain additional financing and adversely affect our cash flow

         As of December 31, 2002, our debt to book capitalization ratio, which we calculate as total debt as a percentage of total debt plus the book equity attributed to our outstanding common shares and outstanding partnership units, was approximately 71.2%. We do not have a stated policy limiting the amount of debt that we may incur. If we increase our leverage it could pose risks to our shareholders, including that:

           o our debt service costs or requirements may increase, which could adversely affect our cash flow and, consequently, the amount available for distribution to our shareholders;

           o  the risk that we will default on our indebtedness may increase;

           o we may be unable to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions or other general corporate expenses, or our ability to obtain such financing on satisfactory terms may be impaired; and

           o we may be more vulnerable to a downturn in our business or the economy generally.


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

         Operators of our skilled nursing facilities rely on government and other third party reimbursement to make lease payments to us

         A significant portion of the revenues derived from the fifteen skilled nursing facilities owned by us or in which we have leasehold interests is attributable to government reimbursement under Medicare and Medicaid to operators of these facilities. The changes in these programs have had a material adverse effect on the revenues derived by the operators of the skilled nursing facilities leased from us. Healthcare facilities also have experienced increasing pressures from private payers attempting to control healthcare costs that in some instances have reduced reimbursement to levels approaching that of government payers. We can make no assurance that future actions by governmental or other third party payers will not result in further reductions in reimbursement levels, or that future reimbursements from any payer will be sufficient to cover the costs of the facilities' operations. If reimbursement levels do not cover lease payments, the possibility exists that one or more of our lessees could default on their leases to us.

         The Company may be unable to find other lessees upon the expiration of its leases

         There can be no assurance that the Company will be able to locate suitable lessees for its properties upon the expiration of its leases or, if the Company is successful in locating such operators, that the rental payments from the new operators would not be significantly less than the existing rental payments.

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

         Holders of units of limited partnership interest in the Operating Partnership have different interests than shareholders and may exercise their voting rights in the Operating Partnership in a manner that conflicts with the interests of shareholders

         As the sole general partner of the Operating Partnership, we have fiduciary obligations to the other limited partners in the Operating Partnership, the discharge of which may conflict with the interests of our shareholders. In addition, those persons holding beneficial interests in units of limited partnership interest in the Operating Partnership, including Michael Walker, have the right, as limited partners, to vote on amendments to the partnership agreement of the Operating Partnership, most of which require approval by a majority in interest of the limited partners, including ElderTrust, and such individuals may exercise their voting rights in a manner that conflicts with the interests of our shareholders.

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

     o protecting the privacy and security of personally identifiable health information;

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

         Although not currently regulated at the federal level, except under laws generally applicable to businesses, assisted living facilities are increasingly becoming subject to more stringent regulation and licensing by state and local health and social service agencies and other regulatory authorities. In general, these assisted living requirements address:

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

         Operators of our facilities also must comply with federal and state fraud and abuse laws

         Healthcare operators also are subject to federal and state anti-remuneration laws and regulations, such as the Federal Health Care Program anti-kickback law. These laws govern financial arrangements among healthcare providers and others that may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Federal Health Care Program patients or for purchasing, leasing, ordering (or arranging for or recommending the purchase, lease or order) of any goods, facilities, services or items for which payment can be made under a Federal Health Care Program. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid or in civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. Operators of skilled nursing facilities are also subject to state and federal laws prohibiting the submission of "false" or "fraudulent" claims. One of these laws, the Federal False Claims Act, can be enforced by a private individual "whistleblowers" in a "qui tam" case, and an increasing number of such cases, including cases alleging deficiencies in the quality of care, are being brought in the health care field. In addition, the federal government has issued fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities, and a model compliance plan referencing numerous areas of business operation that it recommends be made the subject of specific policies and procedures that nursing homes implement and enforce. Accordingly, these areas have come under closer scrutiny by the government. Further, some states restrict certain business corporations from providing, or holding themselves out as a provider of, medical care. Sanctions for violation of any of these laws can include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. State laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. There can be no assurance that these federal and state laws will ultimately be interpreted in a manner consistent with the practices of our lessees. The costs of complying with these laws, and/or defending against any allegations of non-compliance that might be brought, could be significant, and could negatively impact the ability of our lessees to meet their financial obligations to us.

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

         Competition in the marketplace could adversely affect the ability of our lessees to make lease payments to us

         Lessees operating our owned properties compete on a local and regional basis with operators of other facilities that provide comparable services. Operators compete for residents based on a number of factors, including but not limited to quality of care, reputation, range and type of services offered, staffing and price.

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

         Some potential losses may not be covered by insurance

         We require our lessees to secure and maintain, comprehensive liability and property insurance that covers the Company, as well as the lessees on all of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure shareholders that material losses in excess of insurance proceeds will not occur in the future.


         Our failure to comply with tax-exempt bond requirements for our Highgate and Woodbridge facilities could result in termination of the tax-exempt status or acceleration of the bonds

         Our indebtedness at December 31, 2002 includes approximately $19.3 million of tax-exempt bonds used to finance our Highgate and Woodbridge assisted living facilities. The bonds are subject to various requirements under the Internal Revenue Code. In addition, the bonds impose requirements on the operation of the facilities, including a requirement that at least 20% of the rental units in the facilities are occupied by tenants whose adjusted gross family income does not exceed 50% of the median gross income for the relevant geographic area. If our lessees do not comply with these requirements, the tax-exempt status of the bonds could be terminated or the bonds could be accelerated. In the event of such a termination or acceleration, our interest in the relevant property would be subordinate to the interests of the bondholder.

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

     o the authority of the Board of Trustees to fill vacancies for the remainder of the term of the class in which the vacancy occurred;

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

         Our failure to qualify as a REIT would cause us to be taxed as a corporation

         We believe that we were organized and operated in a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 1998. While the Company intends to operate so as to qualify as a real estate investment trust under the Internal Revenue Code, we can give no assurance, however, that we currently qualify or will maintain our qualification as a REIT.

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

         If we fail to qualify as a REIT, we will be subject to federal and state income tax, including any alternative qualification as a REIT, on our taxable income at regular corporate rates. If that occurred, the Company might have to dispose of a significant amount of its assets or incur a significant amount of debt in order to pay the resulting federal income tax. Further distributions to its shareholders would not be deductible by the Company nor would they be required to be made.

         Moreover, unless entitled to statutory relief, we will be disqualified from treatment as a REIT for the four taxable years following the year in which REIT qualification is lost. If we failed to qualify as a REIT, our net income available for investment or distribution to our shareholders would be significantly reduced because of the additional tax liability to us for the years involved. We might have to dispose of a significant amount of our assets or incur a significant amount of debt in order to pay the resulting federal or state income tax. In addition, distributions to our shareholders would no longer be required to be made by us. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits. However, subject to limitations under the Internal Revenue Code, corporate distributions may be eligible for the dividends received deduction with respect to our distributions. Our failure to qualify as a REIT also would cause an event of default under our Credit Facility and other indebtedness.

         To qualify as a REIT, we currently are required to distribute to our shareholders with respect to each year at least 90% of our taxable income, excluding net capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for that year and any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to the extent necessary to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the Operating Partnership.

         Special considerations apply to us because of the nature of our assets

         The manner in which we derive income from the assisted and independent living facilities and skilled nursing facilities we own is governed by special considerations in satisfying the requirements for REIT qualification. Because we would not qualify as a REIT if we directly operated an assisted or independent living facility or a skilled nursing facility, we lease such facilities to a healthcare provider, such as a subsidiary of Genesis, which operates the facilities. To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, our lessees, including the subsidiaries of Genesis that lease some of our properties, must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that our lessees are not "related party tenants." If the leases were not respected as true leases for federal income tax purposes or if our lessees were regarded as "related party tenants," we would not be able to satisfy either of the two gross income tests applicable to REITs and we would lose our REIT status. See "Risk Factors--Our failure to qualify as a REIT would cause us to be taxed as a corporation" above.

         In the event the leases expire and are not renewed, we will have to find a new lessee that is not related to us to lease and operate the properties in order to continue to qualify as a REIT. We are able to elect to treat property acquired as a result of an expired lease as foreclosure property if certain conditions are satisfied. With a valid election, we would be permitted to derive revenues directly from the ownership of such property rather than deriving rental revenues attributable to the lease of such property until the end of the second taxable year following the year of the lease termination (subject to an extension of up to an additional four years, if granted by the IRS) but only if an independent contractor begins to operate the property within 90 days after the lease is terminated. The net income from the foreclosure property would be subject to tax at the maximum corporate rate, but the income would qualify under the REIT gross income tests.

         In the event of a default on a lease of an assisted or independent living facility or skilled nursing facility, to maintain our REIT qualification, we would either have to immediately lease the property to a lessee that is not related to us, or make a foreclosure election and engage a new healthcare provider. Although with a valid election, we would be permitted to operate the facility for 90 days after taking possession of the facility pursuant to applicable U.S. Treasury regulations without jeopardizing our REIT status, the fact that the facility licenses are held by our lessees may preclude us from doing so under applicable healthcare regulatory requirements. The REIT requirements and applicable healthcare regulatory requirements could deter us from exercising our remedies in the event of a default even though such exercise otherwise would be in our best interests.

         As a REIT, we are subject to limitations on our ownership of debt and equity securities

         Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary", which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. While we believe that we have satisfied these limitations on the ownership of securities during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REIT's (which complexity is exacerbated when a REIT owns its properties through partnerships, as we do) and the ongoing importance of actual determinations, we cannot provide any assurance that the Internal Revenue Service would not disagree with our determinations.

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

         Legislative or regulatory tax changes may adversely affect our share price

         The federal income tax laws governing REIT's and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect our stock price. On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the "double taxation" that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual's taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REIT's currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to shareholders, but shareholders do include REIT dividends in taxable income. The tax treatment of REIT's generally would not be affected by the Bush Administration's proposal in its current form, except that a REIT that receives dividends from a C corporation that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its shareholders. The Bush Administration's proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporation would be exempt from tax for the individual. It is not possible to predict whether in fact this change in relative perceived value will occur or whether, if it occurs, what the impact will be on the value of our stock. In any event, there can be no assurance regarding whether the Bush Administration's proposal ultimately will be enacted or the form in which it might in fact be enacted.

         Shares available for future sale could adversely affect the market price of our common shares

         At December 31, 2002, 295,560 units of limited partnership interest in the Operating Partnership are owned by minority interests. These units are redeemable by the holder for cash or, at our election, common shares, subject to certain limitations. In addition, we have reserved a total of 779,340 common shares for issuance pursuant to our 1998 share option and incentive plan, of which 595,814 are exercisable share options as of December 31, 2002. The Company also has reserved a total of 350,000 common shares for issuance pursuant to our 1999 share option and incentive plan, of which 56,388 are exercisable share options as of December 31, 2002. We cannot predict the effect that future sales of any of these common shares, or the perception that such sales could occur, will have on the market prices of our outstanding common shares.

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

     o even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     o third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.


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



ITEM 2.     PROPERTIES

         The following table sets forth certain information comprising the Company's investments in owned real estate property as of December 31, 2002. At December 31, 2002, the Company's properties were encumbered by mortgage loans, bonds and capital lease obligations aggregating $194.4 million and bearing interest at a weighted average rate of 6.75%. These mortgage loans mature from April 2003 through September 2025. See Note 8 to the Company's Consolidated Financial Statements included in this Form 10-K for additional information.




                                                       Number of                           Annualized
          Property                        State        Beds (3)       Investment (4)       Rental Income (5)
----------------------------------      --------     ------------    ----------------     -------------------
                                                                        (dollar amounts in thousands)
Assisted Living Facilities:
    Heritage Woods *               (1)     MA             126            $12,667              $1,084
    Berkshire *                    (1)     PA              75              4,791                 278
    Lehigh *                       (1)     PA              75              4,265                 201
    Sanatoga *                     (1)     PA              85              3,707                 327
    Willowbrook *                  (1)     PA              56              6,584                 300
    Riverview Ridge                (1)     PA             105              6,700                 625
    Woodbridge                             PA              90             11,964                 984
    Highgate at Paoli Pointe       (1)     PA              85             13,793               1,253
    Heritage at North Andover      (1)     MA              97             12,141               1,201
    Heritage at Vernon Court       (1)     MA             115             19,126               1,780
    Heritage at Cleveland Circle   (1)     MA              90             15,383               1,517
                                                      -------           --------             -------
       Total Assisted Living                              999            111,121               9,550
                                                      -------           --------             -------

Independent Living Facilities:
     Cabot Park                    (1)     MA             100             18,558               1,717
     Pleasant View                 (1)     NH              72              4,174                 385
                                                      -------           --------             -------
       Total Independent Living                           172             22,732               2,102
                                                      -------           --------             -------

Skilled Nursing Facilities:
    Rittenhouse CC *               (1)     PA             183             10,089                 831
    Lopatcong CC                   (1)     NJ             153             15,141               1,310
    Wayne NRC                      (2)     PA             118              8,470                 836
    Belvedere NRC                  (1)     PA             147             12,538                 640
    Phillipsburg CC *              (1)     NJ              60              2,637                 181
    Chapel NRC                     (1)     PA             240             12,305               1,729
    Harston Hall NCH               (1)     PA             196              5,716                 853
    Pennsburg Manor NRC            (1)     PA             120             11,571               1,164
    La Plata                       (1)     MD             149             13,328               1,198
    Voorhees                       (1)     NJ             190             17,725               1,600
    Corsica Hills                  (1)     MD             162             14,507               1,306
    Heritage Center                (1)     MD             181             19,441               1,757
    Multi Med                      (1)     MD             120              5,714                 501
    Severna Park                   (1)     MD             141             18,691               1,689
    Westfield Center               (1)     NJ             233             23,731               2,150
                                                      -------           --------             -------
       Total Skilled Nursing                            2,393            191,604              17,745
                                                      -------           --------             -------

Medical Office and Other Buildings:
    Professional Office Building I         PA                              4,708                 797
    DCMH Medical Office Building           PA                              8,445               1,672
    Salisbury Medical Office Bldg. (1)     MD                              1,132                  16
    Lacey Branch Office Building           NJ                                625                  65
                                                      -------           --------             -------
       Total Medical Office and
            Other                                                         14,910               2,550
                                                      -------           --------             -------
Total Properties:                                       3,564           $340,367             $31,947
                                                      -------           --------             -------

             * Represent properties included in the Company's borrowing base for the Guidance Line and pledged as collateral.

             (1) Represent properties that are leased to and/or managed by
                 Genesis or Genesis Equity Investees. Genesis has guaranteed these leases. See "Dependence on Genesis." Heritage at North Andover has a one year rent guarantee, Heritage at Vernon Court, Heritage at Cleveland Circle and Cabot Park each have a 2 year rent guarantee.

             (2) Represents property managed by Genesis but leased by an unrelated third party. See "Dependence on Genesis."

             (3) Based upon the number of private and semi-private beds in service at December 31, 2002.

             (4) Includes investments in real estate properties aggregating
                 $328.1 million, before reductions for accumulated depreciation of $44.9 includes credit enhancements on several properties aggregating $12.3 million. Credit enhancements include bond and operating reserve funds aggregating $6.3 million, security deposits of $5.4 million and mortgage escrow accounts of $0.6 million.

             (5) Reflects contract rate of annual base rent under fixed and minimum rent leases and estimated rent under percentage rent leases assuming rental income for these properties consistent with 2002.

        The Company holds a fee interest in each of its properties except for leasehold interests in the Professional Office Building I, La Plata, Vorhees, Corsica Hills, Heritage Center, Multi Med, Severna Park, Westfield Center and DCMH Medical Office Building in which the Company owns a condominium unit.

         Each of the Company's skilled nursing and senior housing facilities, which includes the land (if owned), buildings, improvements and related rights, are leased principally to healthcare providers pursuant to long-term triple net leases. The leases generally have remaining terms of 5 to 9 years and contain multiple five to ten-year renewal options. These properties are leased principally under percentage and minimum rent leases. These lessees are required to insure, repair, rebuild and maintain the leased properties. The leases with tenants in the medical office and other buildings are generally fixed rent leases, which provide for specified annual rents, subject to annual increases in some of the leases. Generally, these leases are for a five-year period. Some of the lessees are required to insure, repair, rebuild and maintain the leased properties. The Company believes that its leased properties are adequately insured under insurance policies maintained by the lessees. See "Business - Investments - Owned Property - Operating Leases."

ITEM 3.     LEGAL PROCEEDINGS

         None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the periods indicated. There were no distributions made during these periods. At March 21, 2003, there were approximately 69 holders on record of the Company's common shares.


                   Quarter Ended        High        Low
                 -----------------    -------      ------
                 December 31, 2002      $7.90       $6.06
                 September 30, 2002      8.00        6.16
                 June 30, 2002           8.46        7.75
                 March 31, 2002          8.49        7.55

                 December 31, 2001      $8.85       $6.83
                 September 30, 2001      7.50        5.00
                 June 30, 2001           5.19        3.45
                 March 31, 2001          3.75        2.38


         On December 4, 2002, the Company issued a press release addressing its dividend distribution policy. The Company stated that it intends to resume regular quarterly distributions to the holders of its common shares and that the initial distribution is expected to be declared in mid-April, 2003. The Company estimates that, based upon its current estimate of operations and cash requirements, the per share distribution will be $0.64 per year, or $0.16 per quarter. To qualify as a REIT, the Company must distribute with respect to each year at least 90% of its taxable income, excluding any net capital gain, to its shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected consolidated financial data is derived from the consolidated financial statements of the Company. The 2002 data include the consolidation of three entities that hold leasehold and purchase option rights to seven skilled nursing facilities and that own one assisted living facility and one independent living facility. The Company previously accounted for its investment in these properties under the equity method. As a result of the consolidation of these entities, the Company's total assets, debt, investments in unconsolidated entities, rental revenue, interest, depreciation expense and equity in losses of unconsolidated entities as of and for the year ended December 31, 2002 changed significantly. The following data should be read together with the Company's consolidated financial statements and related notes, and the other financial information included in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            2002           2001         2000         1999         1998
                                                           -------------------------------------------------------------
                                                                    (in thousands, except per share data)
Operating Data:
    Revenues                                               $25,329       $25,416      $ 26,368     $ 27,950      $21,033
    Expenses:
       Property expenses                                     1,289         1,181         1,063        1,076          940
       Interest expense                                     10,167        11,634        13,911       13,106        6,256
       Depreciation and amortization                         7,117         5,634         5,806        5,745        4,421
       General and administrative, separation
         agreement and start-up expenses                     2,452         3,220         3,592        5,404        4,648
       Loss on impairment of long-lived assets               2,119           450         5,306            -            -
       Bad debt expense                                          -           116         9,522            -            -
                                                           -------------------------------------------------------------
             Total expenses                                 23,144        22,235        39,200       25,331       16,265
                                                           -------------------------------------------------------------
    Equity in losses of unconsolidated entities, net       (1,364)       (2,590)       (10,010)      (2,482)        (648)
    Minority interest                                         (53)          (42)         1,530          (15)        (265)
                                                           -------------------------------------------------------------
    Net income (loss) from continuing operations
       before extraordinary item                               768           549       (21,312)         122        3,855
    Income (loss) from discontinued operations                (262)          (25)          (18)          58          118
                                                           -------------------------------------------------------------
    Net income (loss) before extraordinary item                506           524       (21,330)         180        3,973
    Extraordinary item, net of minority interest                 -             -             -       (1,210)           -
                                                           -------------------------------------------------------------
    Net income (loss)                                      $   506       $   524      ($21,330)    ($ 1,030)     $ 3,973
                                                           =============================================================

Per share information:
    Basic net income (loss) per share:
--------------------------------------
    Weighted average common shares outstanding               7,401         7,184         7,119        7,198        7,369
                                                           -------------------------------------------------------------
    Net income (loss) per share from continuing
         operations                                          $0.10         $0.07        ($3.00)       $0.02        $0.52
    Net income (loss) per share on discontinued
         operations                                         ($0.03)            -             -        $0.01        $0.02
    Net loss per share on extraordinary item                     -             -             -       ($0.17)           -
    Net income (loss) per share                              $0.07         $0.07        ($3.00)      ($0.14)       $0.54

    Diluted net income (loss) per share:
-----------------------------------------
    Weighted average common shares outstanding               7,708         7,442         7,119        7,198        7,369
                                                           -------------------------------------------------------------

    Net income (loss) per share from continuing
         operations                                        $  0.10       $  0.07        ($3.00)    $   0.02      $  0.52
    Net income (loss) per share on discontinued
         operations                                          (0.03)            -             -     $   0.01      $  0.02
    Net loss per share on extraordinary item                     -             -             -       ($0.17)           -
    Net income (loss) per share                            $  0.07       $  0.07        ($3.00)      ($0.14)     $  0.54
                                                           -------------------------------------------------------------
    Distributions per share                                $  0.00       $  0.00      $   0.60     $   1.46      $  0.97
                                                           =============================================================



                                                 December 31,    December 31,   December 31,    December 31,   December 31,
                                                    2002            2001           2000            1999            1998
                                               -----------------------------------------------------------------------------
                                                                      (in thousands)
Balance Sheet Data:
    Real estate properties, net                    $282,983       $166,660       $149,804         $171,681       $176,129
    Real estate loans receivable, net                     -              -         41,559           48,646         47,899
    Guidance Line/Bank Credit
            Facility                                  3,067          7,174         38,720           39,670         90,204
    Mortgages, bonds, lease and notes
           payable                                  209,740        107,715        108,947          110,084         53,728
    Total liabilities                               220,562        119,916        152,931          155,053        149,162
    Total shareholders' equity                       82,744         80,998         80,099          103,440        113,296

Other Data:
    Cash flow provided by operating
          activities                                 10,671         11,101          7,430           16,727         13,742
    Cash flow provided by (used in)
          investing activities                          761         20,887           (256)          (4,855)      (205,402)
    Cash flow provided by (used in)
          financing activities                       (6,710)       (32,417)        (7,674)         (10,539)       193,932


       The following is a summary of capital expenditures for the periods presented:

                                                      -------------------------------------------------------------------
                                                          2002          2001          2000         1999         1998
                                                      -------------------------------------------------------------------
                                                                                 (in thousands)
Recurring capital expenditures:
     Corporate / Administrative                       $ 205          $   -          $   8          $    36          $   5

     Capital improvements                                28             30              -                5            238
                                                      -------------------------------------------------------------------
                                                        233             30              8               41            243
                                                      -------------------------------------------------------------------
     Major renovations                                  300            111            126            1,289              -
                                                      -------------------------------------------------------------------
Total capital expenditures                            $ 533          $ 141          $ 134          $ 1,330          $ 243
                                                      ===================================================================

         Recurring capital expenditures include those expenditures made in the normal course of operations for corporate/administrative items and for routine improvements to the Company's existing properties.

         Major renovations include those expenditures which are larger in scope than recurring capital expenditures both in dollar value and time to complete and generally enhance the marketability and revenue producing capacity of the property.

         The following table presents the Company's Funds from Operations for the periods presented:

                                                           2002         2001           2000             1999 (1)     1998 (1)
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)
Funds from Operations:
    Net income (loss)                                    $   506      $   524        ($21,330)        ($1,030)       $3,973
    Minority interest                                         53           42          (1,530)            (67)          273
    Minority interest from discontinued operations           (12)          (1)             (1)              -             -
                                                         ------------------------------------------------------------------
    Net income (loss) before minority interest               547          565         (22,861)         (1,097)        4,246
    Adjustments to derive funds from operations:
      Add:  Depreciation and amortization:
                Consolidated entities                      7,119        5,660            5,976          5,963         4,664
                Unconsolidated entities                    3,367        4,488            4,489          4,492         1,243
           Impairment charges on real
               estate properties                           2,434          450           5,306               -             -
           Extraordinary loss on debt extinguishment           -            -                -          1,296             -
                                                         ------------------------------------------------------------------
    Funds from Operations before allocation to
        minority interest                                 13,467       11,163          (7,090)         10,654        10,153
     Funds from Operations allocable to
        minority interest                                   (602)        (584)            470            (715)         (635)

                                                         ------------------------------------------------------------------
    Funds from Operations attributable to the
        common shareholders                              $12,865      $10,579         ($6,620)        $ 9,939        $9,518
                                                         ------------------------------------------------------------------


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a self-managed and self-administered real estate investment trust ("REIT") that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities (or "senior living centers") and medical office and other buildings. The Company is the general partner of, and conducts all of its operations through, ElderTrust Operating Limited Partnership (the "Operating Partnership"). At December 31, 2002, the Company owned a 96.2% interest in the Operating Partnership.

         The Company's consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At December 31, 2002, the Company's consolidated assets primarily consisted of a diversified portfolio of 32 healthcare properties with a net book value of $283.0 million. The portfolio consists of eleven assisted living facilities, fifteen skilled nursing facilities (seven of which are leased by the Company), two independent living facility and four medical office and other buildings. Senior living centers comprised approximately 96% of the Company's consolidated assets at December 31, 2002.

         Approximately 86% of the Company's consolidated assets at December 31, 2002 consisted of real estate properties leased to or managed by subsidiaries of Genesis or entities in which it has made equity investments ("Genesis Equity Investees"), which are leased or subleased to the prior owners or third parties. Revenues recorded by the Company in connection with these leases aggregated $18.3 million in 2002. As a result of these relationships with Genesis, the Company's revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Genesis emerged from bankruptcy in October 2001. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Company's operations and cash flows due to the significant portion of our properties leased to such entities.

Possible Spin-Off by Genesis of its Eldercare Business

         In February 2003, Genesis announced that its Board of Directors had approved the spin-off of its ElderCare business. This business includes our tenants that are currently owned, in whole or in part, by Genesis, as well as Genesis' other senior housing asset-based businesses. Under our lease terms, any assignment of the leases to a party in which Genesis has no ownership interest would require our consent. Such consent may not be unreasonably withheld. If the leases are assigned with our consent, the Genesis guarantee would be eliminated. However, we would be entitled to obtain guarantees from other parties in control of the tenant. Conversely, if the leases are assigned without our consent, the Genesis guarantee would remain in effect. We believe that the transaction proposed by Genesis may constitute an assignment of the leases. As a result, the transaction may require our consent should Genesis desire to eliminate its obligations under its guarantees. In determining whether to provide our consent, we intend to evaluate the current and expected operating performance of the leased properties and determine the need for, and availability of, substitute credit enhancements. The spin-off is expected to be completed during the latter part of 2003. To date, Genesis has not provided us with any financial information regarding the proposed spin-off nor has Genesis requested to be released from its guarantees although we expect that it will do so.

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

         The Company's critical accounting policies are as follows:

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment under criteria set forth under accounting principles generally accepted in the United States of America. These criteria require that a review be performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Once circumstances require a review the asset is tested to determine if it is impaired. An asset is impaired if the carrying amount of an asset is greater than the future net cash flows, measured on an absolute basis, expected to be generated by the asset. If the asset is impaired, the Company records an impairment charge equal to the asset's carrying amount over its estimated fair value.

         Discontinued Operations

         When management intends to dispose of a property and meets other criteria set forth under accounting principles generally accepted in the United States of America, the Company classifies the operating results of properties it intends to dispose of as discontinued operations. At that time, the Company performs an analysis of the property's cash flows and records any adjustment necessary to reduce the carrying value to the properties fair value less cost to sell.

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

         Investments in Unconsolidated Entities

         The Company has several investments in entities in which the controlling voting interests were owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. The Company uses the equity method to account for investments in subsidaries in which it does not have a controlling interest. The Company determines its ability to control these entities based upon its percentage of the voting interest. The Company evaluates its ability to control periodically and upon changes in ownership of the subsidiaries. During 2002 the Company acquired a controlling interest in three of these investments.

Results of Operations

         Year ended December 31, 2002 compared to the year ended December 31,
2001

         General

         During September 2002, the Company acquired, or obtained options to acquire, from the Company's President and Chief Executive Officer the controlling 1% ownership interests in three entities, ET Sub Meridian Limited Partnership, LLP, ("Meridian"), ET Sub-Cabot Park, LLC, ("Cabot") and ET Sub-Cleveland Circle, LLC, ("Cleveland"), that hold leasehold and purchase option rights to seven skilled nursing facilities and that own one assisted living facility and one independent living facility. During the option period, Mr. McCreary has surrendered operational control to the Company. The Company owned a 99% non-controlling interest in these entities since 1998. The Company previously accounted for its investment in these entities under the equity method. As of September 30, 2002, the Company consolidated the respective balance sheets of Meridian, Cabot and Cleveland with the Company's other operations. The results of operations of these entities are consolidated into the Company's consolidated statement of operations beginning October 1, 2002. As a result of this transaction, the Company's total assets, debt, investments in unconsolidated entities, rental revenue, interest, depreciation expense and equity in losses of unconsolidated entities changed significantly, however, net income was not materially changed. See Note 6 to the Company's Consolidated Financial Statements for supplemental pro forma results of operations as if the consolidation had been completed as of the beginning of the periods presented.

              Revenues

         Rental revenues were $21.9 million for 2002 as compared to $18.6 million for 2001. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $18.3 million, or 72% of total rental revenues, for 2002 compared to $14.8 million, or 79% of total revenues for 2001. The increase in rental revenues in 2002 is primarily due to the consolidation of Meridian, Cabot and Cleveland beginning in the fourth quarter of 2002.

         Interest income was $0.3 million for 2002 as compared to $2.7 million for 2001. This decrease was a result of repayments of real estate loan receivables made to the Company during 2001.

         Interest from investments in unconsolidated equity investees was $2.9 million for 2002 as compared to $3.9 million for 2001. This decrease is primarily due to the consolidation of Meridian, Cabot and Cleveland beginning in the fourth quarter of 2002. Approximately $2.4 million of interest income was recorded on loans made to Meridian, Cabot and Cleveland during 2002. These amounts will no longer be recognized in subsequent periods due to the elimination of these receivables following the consolidation of Meridian, Cabot and Cleveland as of September 30, 2002.

              Expenses

         Property operating expenses principally relate to medical office buildings, which are subject to leases that do not require the lessees to pay all property operating expenses. Property operating expenses for these properties were $1.3 million for 2002 compared to $1.2 million for 2001. Property operating expenses as a percentage of medical office building rental revenues decreased to 39.6% for 2002 from 41.4% for 2001.

         Interest expense, which includes amortization of deferred financing costs of $0.5 million, was $10.2 million for 2002 as compared to $11.6 million, including amortization of deferred financing costs of $0.7 million for 2001. The decrease of $1.4 million is due to lower LIBOR rates during 2002. The weighted average interest rate on outstanding third party debt decreased from 7.1% at December 31, 2001 to 6.8% at December 31, 2002. The Company's interest rate on the Guidance Line was 4.67% at December 31, 2002 compared to the rate on its Bank Credit Facility of 5.44% at December 31, 2001 on the Bank Credit Facility. Total debt increased from $114.9 million at December 31, 2001 to $212.8 million at December 31, 2002. This increase in debt is primarily the result of the consolidation of Meridian, Cabot and Cleveland beginning September 30, 2002.

         Depreciation and amortization was approximately $7.1 million for 2002 compared to $5.6 million for 2001. This increase is primarily due to the consolidation of Meridian, Cabot and Cleveland beginning in the fourth quarter of 2002.

         General and administrative expense was approximately $2.5 million for 2002 compared to $3.2 million for 2001. This reduction is primarily due to a decrease in legal fees of approximately $0.9 million due to completion of the Genesis lease and loan restructuring transactions in January 2001 and the execution of the amended lease agreements.

         Loss on impairment of long-lived assets was $2.1 million for 2002 and $0.5 million for 2001. This increase is due principally to the $2.1 million asset impairment charge recorded by the Company on its Harston Hall property that, along with the Pennsbury property, secure a $14.9 million mortgage loan that matures on April 10, 2003. The impairment charge was recorded due to changes in the expected holding period of the property.

              Equity in Losses of Unconsolidated Subsidiaries

         Equity in losses of unconsolidated subsidiaries decreased principally due to the consolidation of Meridian, Cabot and Cleveland beginning in the fourth quarter of 2002.

              Loss from Discontinued Operations

         The Salisbury Medical Office Building, located in Salisbury, Maryland, was classified as held for sale in June 2002. After adjusting for an impairment charge of $315,000, the property has a net carrying value of $926,000 as of December 31, 2002. The loss from discontinued operations for 2002 was $262,000 as compared to a net loss of $25,000 for the corresponding period in 2001. The increase is due to the recording of the impairment charge in 2002. The Company sold the Salisbury Medical Office Building at a purchase price of approximately $1.0 million, the proceeds were used to payoff the $1.0 million in debt secured by the property.

         Year ended December 31, 2001 compared to the year ended December 31,
            2000

              Revenues

         Rental revenues were $18.6 million for 2001 as compared to $18.4 million for 2000. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $14.8 million, or 79% of total rental revenues, for 2001 compared to $14.8 million, or 80% of total revenues for 2000.

         Interest income was $2.7 million for 2001 as compared to $4.5 million, net of amortization of deferred loan costs of $145,000 for 2000, a 40.2% decrease. This decrease is due to the repayment of the underlying loans by the borrowers during 2001.

         Interest income from investments in unconsolidated equity investees was $3.9 million for 2001 as compared to $3.3 million for 2000. This represents a 20.5% increase over the prior year which is primarily due to the interest payments received by the Company related to a $8.5 million note receivable from Meridian, an unconsolidated subsidiary of the Company. This note receivable was transferred to the Company in January 2001 as part of the Genesis restructuring.

              Expenses

         Property operating expenses principally relate to medical office buildings, which are subject to leases that do not require the lessees to pay all property operating expenses. Property operating expenses for these properties were $1.2 million for 2001 compared to $1.1 million for 2000. Property operating expenses as a percentage of medical office building rental revenues increased to 43.5% for 2001 from 38.2% for 2000.

         Interest expense, which includes amortization of deferred financing costs of $0.7 million, was $11.6 million for 2001 as compared to $13.9 million, including amortization of deferred financing costs of $0.6 million for 2000. The decrease of $2.3 million is due to lower LIBOR rates and lower third party debt balances outstanding. The weighted average interest rate on outstanding third party debt decreased from 8.5% at December 31, 2000 to 7.1% at December 31, 2001. The Company's interest rate on the Bank Credit Facility was 5.44% at December 31, 2001 compared to 9.63% at December 31, 2000.


         Depreciation and amortization was approximately $5.6 million for 2001 compared to $5.8 million for 2000. This decrease is primarily due to the Woodbridge property being held for sale during 2001. During the held for sale period the property was not depreciated, as required under SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of".

         General and administrative expense was approximately $3.2 million for 2001 compared to $3.6 million for 2000. This decrease is primarily due to decreased compensation for officers of approximately $0.2 million, a decrease of $0.7 million in connection with expenses related to property due diligence transactions offset, in part, by an increase in legal expenses of approximately $0.6 million relating to the Genesis and Multicare lease and loan restructuring transactions that took place in January 2001 following Genesis' June 2000 chapter 11 bankruptcy filing and the resolution of the Woodbridge property new lease agreement.

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

              Equity in Losses of Unconsolidated Subsidiaries

         The net losses recorded by the Company for its investment in unconsolidated subsidiaries were $2.6 million for 2001 and $10.0 million for 2000. The net decrease in net equity in losses of unconsolidated subsidiaries is primarily due to the Company recording its share of a bad debt expense of $7.8 million recorded by ET Capital during 2000. See Note 6 to the Company's Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

         During August 2002, the Company entered into a new, 18-month credit agreement with Wachovia Bank.

         The more significant terms of the new Guidance Line are:

         * 18-month term;
         * recourse loan secured by all properties not otherwise securing other loans;
         * borrowings up to $7.5 million in the aggregate upon lender approval, subject to borrowing base limits;
         * quarterly principal payments of $500,000;
         * interest calculated at 325 basis points over LIBOR, which was elected by the Company, or an alternate rate of Wachovia Bank prime plus 0.5%, at borrower's election; and
         * distributions to shareholders limited to 90% of funds from operations.

        The amounts outstanding under the Guidance Line bear interest at a floating rate of 3.25% over LIBOR, or 4.67% at December 31, 2002. As noted previously, on January 27, 2003, the Company paid approximately $3.1 million to Wachovia Bank to pay-off the outstanding balance under the Guidance Line.

         Cash provided by operating activities was $10.7 million for 2002 as compared to $11.1 million for 2001. Net cash provided by operating activities for 2002 is comprised of net income adjusted for non cash items of $12.0 million offset by changes in assets and liabilities of $1.3 million.

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

         Net cash provided by investing activities was $0.8 million for 2002 compared to $20.9 million for 2001. Net cash provided by investing activities for the year ended December 31, 2001 included $21.7 million received in principal payments on loans receivable offset, in part, by a $0.8 million net increase in deposits and restricted cash and $0.1 million in capital expenditures.

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

         Net cash used in financing activities was $6.7 million for 2002 compared to $32.4 million for 2001. The decrease in net cash used was due to a net decrease of $27.0 million related to payments on the Company's Bank Credit Facility and the Company's Guidance Line offset, in part, by the increase in payments on mortgages payable of $0.6 million.

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

         The Company's working capital deficit was $14.3 million and $49.6 million at December 31, 2002 and 2001, respectively. The decrease in the working capital deficit at December 31, 2002 compared to 2001 was primarily due to the inclusion in current liabilities, at December 31, 2001, of three mortgages with unpaid principal balances totaling $14.8 million which were in default based on technical requirements in the leases and two mortgages secured by three properties with unpaid principal balances totaling $25.1 million that matured originally in December 2002. The Company has not received notice of default or acceleration on these loans. Therefore the Company does not consider them to be a current liability. See Note 8 of the Company's Consolidated Financial Statements for additional information.

         The 2002 working capital deficit also includes the $2.0 million current portion of the $3.1 million outstanding balance with the Guidance Line at December 31, 2002, which was required to be repaid by August 31, 2003. As discussed above, on January 27, 2003, the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of January 31, 2003, the Company has, $7.5 million available for future borrowings under the Guidance Line, subject to lender approval and borrowing limitations.

         Cash and cash equivalents were $7.4 million and $2.7 million at December 31, 2002 and December 31, 2001, respectively. The Company's management believes that available cash and cash equivalents should be sufficient to satisfy the Company's short-term working capital needs. Of the $7.4 million in cash at December 31, 2002, $3.1 million was used to pay off the Guidance Line on January 27, 2003.

         The Company had three non-recourse mortgage loans secured by four properties with an aggregate principal balance of $30 million that matured in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lopatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment and reduced the balance outstanding from $4.6 million to $3.5 million. The lender has extended the maturity date of the remaining mortgage loan of $14.9 million, which is secured by the Harston Hall and Pennsburg properties, until April 10, 2003 to allow time for the lender and the Company to negotiate a resolution of this loan. If the maturity date of this mortgage is not extended by the lender and the lender foreclosed on these properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. Based upon conversations with the lender, several alternatives appear to be available to satisfy the Company's obligation under the loan, which may include, among other alternatives, a further extension as a cash flow mortgage, sale or a title transfer via a "deed in lieu of foreclosure" transaction. At December 31, 2002, the Harston Hall and Pennsburg properties had a net book value of $13.8 million. During 2002, the Company derived $2.0 million of revenue and net income of $0.5 million from the properties.

         As of December 31, 2002, the Company had shareholders' equity of $82.7 million and Guidance Line borrowings, capital lease obligations and mortgages, bonds and notes payable, aggregating $212.8 million, which represents a debt to equity ratio of 2.57 to 1. This is an increase from 1.42 to 1 at December 31, 2001. This increase is primarily due to a net increase in mortgages payable and capital lease obligations of $99.1 million resulting from the consolidation of Meridian, Cabot and Cleveland.

         On December 4, 2002, the Company issued a press release addressing the dividend distribution policy. The Company stated that it intends to resume regular quarterly distributions to the holders of its common shares and that the initial distribution is expected to be declared in mid-April, 2003. The Company estimates that, based upon its current estimate of operations and cash requirements, the per share distribution will be $0.64 per year, or $0.16 per quarter. Distributions by the Company are at the discretion of its Board of Trustees.

         At December 31, 2002, the Company's third party indebtedness of $209.0 million consisted of $33.1 million in variable rate debt and $175.9 million in fixed rate debt. The weighted average annual interest rate on this debt was 6.82% at December 31, 2002. Based on interest rates at December 31, 2002, annual debt service requirements related to this debt approximate $14.5 million.

         Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely affect the Company's cash flow and its ability to pay its obligations.

         Facilities owned by the Company and leased to tenants under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 87% of the Company's revenues at December 31, 2002. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

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

Contractual Obligations and Commercial Commitments

         The following table represents the Company's contractual obligations as of December 31, 2002 (amounts in thousands):

                                                            Payments due by period:
                                            --------------------------------------------------------------
                                                          Less than      1 to 2      3 to 4      5 years
      Contractual Obligations:               Total         1 year         years       years     and after
----------------------------------------------------------------------------------------------------------
Long-term debt                             $209,740        $18,671      $23,570       $9,439    $ 158,060
Guidance Line (1)                             3,067          2,000        1,067
Operating leases                                817            163          168          173          313
                                           --------------------------------------------------------------
Total contractual obligations              $213,624        $20,834      $24,805      $ 9,612    $ 158,373
                                           ==============================================================

         (1) On January 27, 2003, the Company paid approximately $3.1 million to Wachovia Bank to pay off the Guidance Line.

         See Item 7A. "Qualitative and Qualitative Disclosures About Market Risk", and Note 8 of the Company's Consolidated Financial Statements for additional information.

         As of December 31, 2002 the Company's commercial commitments consisted of the following:

         The Company provided two letters of credit aggregating $1.0 million in connection with the Woodbridge and Highgate bond documents.

         At December 31, 2002, the Company's total assets increased to $306.8 million from $205.6 million at December 31, 2001. This increase is primarily due to the consolidation of Meridian, Cabot and Cleveland as of September 30, 2002. The Company owns the leasehold and purchase option rights to seven skilled nursing facilities located in Maryland and New Jersey. The seven skilled nursing facilities are subleased to subsidiaries of Genesis. Genesis has guaranteed the subleases. The purchase options are exercisable in September 2008 for a cash exercise price of $66.5 million. In connection with its acquisition of a 99% interest in Meridian in 1998, the Company agreed to indemnify the property owners for any loss of deferral of tax benefits prior to August 31, 2008 due to a default under a sublease or if a cure of a default by the Genesis subsidiary leasing the facilities resulted in a taxable event to the owners. The Company also agreed to indemnify Genesis for any amounts expended by Genesis under the back-up indemnity provided by Genesis to the current owners for the same loss. The Company's maximum remaining exposure under these indemnity agreements is $9.1 million.

         Additionally, the Company entered into an agreement in 1998 with respect to Cabot, Cleveland, Vernon Court and Heritage Andover (collectively, the "NDNE properties") that allow all deductions for depreciation and low income housing tax credits ("LIHTC") on the NDNE properties to be allocated to the holders of the class C (LIHTC) units of limited partnership interest of the Operating Partnership through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Operating Partnership either disposes of all or any portion of its interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTC's actually allowed to the holders of the class C (LIHTC) units are subject to recapture pursuant to
Section 42(j) of the Internal Revenue Code, the Operating Partnership shall pay to such holders of the class C (LIHTC) units cash in an amount equal to the "credit recapture amount", if any, payable by the holders of the class C (LIHTC) units solely as the result of such disposition or other action. The Operating Partnership also covenants that in the event that prior to December 31, 2013, the Operating Partnership either disposes of all or any portion of the Operating Partnership's interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the class C (LIHTC) units to have to recognize a "recapture" of all or any portion of the Depreciation deductions that have been specially allocated to them, the Operating Partnership will pay to the holders of the class C (LIHTC) units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.

Financial Covenants

         The Guidance Line contains various financial and other covenants, including, but not limited to, minimum fixed charge ratio, minimum tangible net worth, a total leverage ratio and minimum interest coverage ratio. Certain of the Company's other indebtedness also contains various financial and other covenants. At December 31, 2002, the Company was in compliance with these requirements.

         The following table sets forth the material financial covenants to which we are subject under the Guidance Line and our other indebtedness, and the degree to which we complied with those covenants as of December 31, 2002:

              Financial Covenant                    Required Ratio/Test          Actual Ratio/Test
---------------------------------------------------------------------------------------------------
Minimum tangible net worth                       $75.0 million                    $86.2 million
Total leverage ratio                             Less than 65%                        54.8%
Minimum interest coverage  ratio                 Greater than 1.75                    2.20
Minimum fixed charge ratio                       Greater than 1.50                    1.58
EBITDA to interest expense (1)                   Greater than 1.60                    1.98



(1) This EBITDA interest coverage ratio increases to 1.80:1 for 2003 and to 1.90:1 after June 30, 2004.

Funds from Operations

       The following table presents the Company's Funds from Operations for the years ended December 31, 2002, 2001 and 2000:

                                                                     2002              2001           2000
                                                                   ----------------------------------------
                                                                                  (in thousands)
Funds from Operations (1):
    Net income (loss)                                               $   506           $   524      ($21,330)
    Minority interest                                                    53                42        (1,530)
    Minority interest from discontinued operations                      (12)               (1)           (1)
                                                                   ----------------------------------------

    Net income (loss) before minority interest                          547               565       (22,861)


    Adjustments to derive Funds from Operations:
      Add:
        Depreciation and amortization:
                Consolidated entities                                 7,119             5,660         5,976
                Unconsolidated entities                               3,367             4,488         4,489
        Impairment charges on real estate
                     properties                                       2,434               450         5,306
                                                                   ----------------------------------------
     Funds from Operations before allocation to
        minority interest                                            13,467            11,163        (7,090)
      Funds from Operations allocable to
        minority interest                                              (602)             (584)          470
                                                                   ----------------------------------------
     Funds from Operations attributable to the common
        shareholders                                                $12,865           $10,579       ($6,620)
                                                                   ----------------------------------------

   Other Data:
     Cash flow provided by operating activities                     $10,671           $11,101        $7,430
                                                                   ----------------------------------------
     Cash flow provided by (used in)  investing
        activities                                                  $   761           $20,887        $ (256)
                                                                   ----------------------------------------
     Cash flow used in financing activities                        ($6,710)          ($32,417)      ($7,674)
                                                                   ----------------------------------------

(1) For information on the definition of Funds from Operations, see footnote 1 to the Funds from Operations table under "Selected Financial Data."

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

Summary Condensed Consolidated Financial Data of Genesis

         As leases with Genesis represent a significant portion of the Company's consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was taken from Genesis' annual report on Form 10-K for the year ended September 30, 2002 and from Genesis' quarterly report on Form 10-Q for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").

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

         The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the quarter ended December 31, 2002 and the years ended September 30, 2002 and 2001.


                                                                      For the
                                                                   quarter ended     For the years ended
                                                                    December 31,        September 30,
                                                                   ---------------------------------------
                                                                       2002         2002         2001
                                                                   ---------------------------------------
                                                                    (in thousands except per share data)
                                                                   ---------------------------------------
                                                                    Successor    Successor     Successor
                                                                   ---------------------------------------

Net revenues                                                       $669,511     $2,623,679     $2,452,171
Operating income before debt restructuring,
    reorganization costs and capital and other costs (1)             63,346        253,166        126,460
Debt restructuring and reorganization costs                               -          4,270      1,083,407
Loss on sale of assets                                                    -              -            540
Depreciation and amortization                                        16,671         63,102        104,394
Lease expense                                                         7,162         27,716         35,011
Interest expense, net                                                11,405         47,963        118,552
                                                                   --------------------------------------
Income (loss) before income taxes, equity in net income
    (loss) of unconsolidated affiliates, minority
    interest, extraordinary items and discontinued                   28,108        110,115     (1,215,444)
    operations
Income tax expense                                                   10,961         32,463              -
                                                                   --------------------------------------
Income (loss) before equity in net income (loss) of
    unconsolidated affiliates, minority interest and
    extraordinary items                                              17,147         77,652     (1,215,444)
Minority interest                                                    (1,115)        (2,838)        23,456
Equity in income (loss) of unconsolidated affiliates                    147          1,579        (10,213)
Preferred stock dividends                                              (683)        (2,599)       (45,623)
Loss from discontinued operations, net of taxes                      (3,559)        (3,627)       (15,085)
Extraordinary items, net of tax                                           -              -      1,509,918
                                                                   --------------------------------------
Net income applicable to common shareholders                       $ 11,937     $   70,167     $  247,009
                                                                   ======================================

                                                                      For the
                                                                   quarter ended     For the years ended
                                                                    December 31,        September 30,
                                                                   ---------------------------------------
                                                                       2002         2002         2001
                                                                   ---------------------------------------
                                                                    (in thousands except per share data)
                                                                   ---------------------------------------
                                                                    Successor    Successor     Successor
                                                                   ---------------------------------------
Per common share data:
  Basic:
    Income (loss) from continuing operations                         $ 0.37         $ 1.79        ($25.65)
    Net (loss) from discontinued operations                           (0.09)         (0.09)         (0.31)
    Extraordinary item                                                    -              -          31.04
    Net income                                                       $ 0.29         $ 1.70          $5.08
    Weighted average shares of common stock and
      equivalents                                                    41,458         41,226         48,641
  Diluted:
    Income (loss) from continuing operations                         $ 0.37         $ 1.76        ($25.65)
    Net (loss) from discontinued operations                           (0.08)         (0.08)         (0.31)
    Extraordinary item                                                    -              -          31.04
    Net income                                                       $ 0.29        $  1.68          $5.08
    Weighted average shares of common stock and
      equivalents                                                    43,712         43,351         48,641

         (1) Capital costs include depreciation, amortization, lease expense and interest expense.

                                                       December 31,      September 30,     September 30,
                                                          2002               2002              2001
                                                      -------------   -------------------  -------------
                                                                     (dollars in thousands)
                                                        Successor          Successor       Predecessor
Balance Sheet Data
   Working capital                                      $416,223          $ 449,006         $ 282,016
   Total assets                                        1,961,961          1,989,495         1,839,220
   Long-term debt                                        613,377            648,939           603,268
   Shareholders' equity                                  927,530            914,123           834,858


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

         For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The maturity schedule for the Company's fixed rate mortgages, note and bonds payable is as follows (in thousands):


                              2003                       $ 3,458
                              2004                         3,706
                              2005                         3,986
                              2006                         4,284
                              2007                         4,119
                              Thereafter                  91,048
                                                         -------
                                                        $110,601
                                                        ========


         At December 31, 2002, the fair value of the Company's fixed rate mortgages and bonds payable is approximately $116.0 million.

         For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. At December 31, 2002, the fair value of the Company's variable rate debt approximates its carrying value of $33.1 million. The weighted average interest rate on borrowings outstanding under the Guidance Line and variable rate mortgages was 4.44% at December 31, 2002. Assuming the variable rate mortgage balances outstanding at December 31, 2002 of $30.0 million remains constant, each one percentage point increase in interest rates from 4.44% at December 31, 2002 would result in an increase in interest expense for the coming year of approximately $300,000. Amounts outstanding under the Guidance Line bear interest at a rate of 3.25% over LIBOR. Variable-rate mortgages bear interest at 3.00% over one-month LIBOR.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Trustees and Shareholders
ElderTrust:

We have audited the accompanying consolidated balance sheets of ElderTrust and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule III as listed in the index as Item 15(a)(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ElderTrust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002.


                                                                /s/ KPMG LLP

McLean, Virginia
January 27, 2003, except as to Note 8,
which is as of March 13, 2003

                                   ELDERTRUST
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
               (in thousands, except share and per share amounts)

                                                                                    2002              2001
                                                                                   -------------------------
                                 ASSETS
Assets:
     Real estate properties, at cost                                               $306,553         $169,078
     Less - accumulated depreciation                                                (44,921)         (19,745)
     Land                                                                            20,425           17,327
                                                                                   -------------------------
            Net real estate properties                                              282,057          166,660
     Property held for sale                                                             926                -
     Cash and cash equivalents                                                        7,398            2,676
     Restricted cash                                                                 11,259            9,245
     Accounts receivable, net of allowance of $16 and $340, respectively                119              386
     Accounts receivable from unconsolidated entities                                    65            1,552
     Prepaid expenses                                                                   613              403
     Investment in and advances to unconsolidated entities, net of
         allowance of $1,292 and $1,405, respectively                                 3,187           24,033
     Other assets, net of accumulated amortization and depreciation of
         $1,128 and $2,817, respectively                                              1,151              600
                                                                                   -------------------------
                Total assets                                                       $306,775         $205,555
                                                                                   =========================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Guidance line / Bank credit facility                                            $3,067           $7,174
     Accounts payable and accrued expenses                                            1,441            1,024
     Accounts payable to unconsolidated entities                                         47               11
     Mortgages, note and bonds payable, including a mortgage on a property
         held for sale of $1,022, and capital lease obligations                     205,896          106,773
     Notes payable to unconsolidated entities                                         3,844              942
     Other liabilities                                                                6,267            3,992
                                                                                   -------------------------
                Total liabilities                                                   220,562          119,916
                                                                                   -------------------------
Minority interest                                                                     3,469            4,641

Shareholders' equity:
     Preferred shares, $.01 par value; 20,000,000 shares authorized;
         none outstanding                                                                 -                -
     Common shares, $.01 par value; 100,000,000 shares authorized;
         7,540,142 and 7,336,331 issued and outstanding, respectively                    75               73
     Capital in excess of par value                                                 121,988          120,750
     Deficit                                                                        (39,319)         (39,825)
                                                                                   -------------------------
           Total shareholders' equity                                                82,744           80,998
                                                                                   -------------------------
                Total liabilities and shareholders' equity                         $306,775         $205,555
                                                                                   =========================

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2002, 2001 and 2000
                    (in thousands, except per share amounts)

                                                                            2002            2001            2000
                                                                          -------         -------          -------
Revenues:
     Rental revenues                                                      $21,906         $18,593          $18,437
     Interest, net of amortization of deferred loan origination
        costs                                                                 290           2,715            4,542
     Interest from unconsolidated equity investees                          2,888           3,920            3,252
     Other income                                                             245             188              137
                                                                          -------         -------          -------
        Total revenues                                                     25,329          25,416           26,368
                                                                          -------         -------          -------

Expenses:
     Property operating expenses                                            1,289           1,181            1,063
     Interest expense, including amortization of deferred
        finance costs                                                      10,167          11,634           13,911
     Depreciation and amortization                                          7,117           5,634            5,806
     General and administrative                                             2,452           3,220            3,592
     Bad debt expense                                                           -             116            9,522
     Loss on impairment of long-lived assets                                2,119             450            5,306
                                                                          -------         -------          -------
        Total expenses                                                     23,144          22,235           39,200
                                                                          -------         -------          -------

Net income (loss) before equity in losses of unconsolidated
     entities, minority interest and discontinued operations                2,185           3,181          (12,832)

Equity in losses of unconsolidated entities, net                           (1,364)         (2,590)         (10,010)
Minority interest                                                             (53)            (42)           1,530
                                                                          -------         -------          -------

Net income (loss) from continuing operations                                  768             549          (21,312)

Loss from discontinued operations                                            (262)            (25)             (18)
                                                                          -------         -------          -------
Net income (loss)                                                            $506            $524         ($21,330)
                                                                          =======         =======          =======

Basic weighted average number of common shares outstanding                  7,401           7,184            7,119
                                                                          -------         -------          -------

Net income (loss) per share from continuing operations - basic              $0.10           $0.07           ($3.00)

Net loss on discontinued operations                                        ($0.03)              -                -
Net income (loss) per share - basic                                         $0.07           $0.07           ($3.00)

Diluted weighted average number of common shares
     Outstanding                                                            7,708           7,442            7,119
                                                                          -------         -------          -------

Net income (loss) per share from continuing operations- diluted                             $0.07           ($3.00)
                                                                            $0.10
Net loss on discontinued operations                                        ($0.03)              -                -
Net income (loss) per share - diluted                                       $0.07           $0.07           ($3.00)

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001, and 2000
                                 (in thousands)

                                                                                                Note
                                                               Capital In                    Receivable          Total
                                       Shares       Common      Excess of                   From Former       Shareholders'
                                     Outstanding    Shares      Par Value       Deficit       Officer            Equity
                                    -------------------------------------------------------------------------------------
Balances at December 31, 1999            7,119         71        119,106       (14,747)           (990)           103,440
  Purchase of partnership units              -          -          1,271             -               -              1,271
  Net loss                                   -          -              -       (21,330)              -            (21,330)
  Distributions                              -          -              -        (4,272)              -             (4,272)
  Bad debt allowance on loan from
     former officer                          -          -              -             -             990                990
                                    -------------------------------------------------------------------------------------
Balances at December 31, 2000            7,119         71        120,377       (40,349)              -             80,099
  Purchase of partnership units              -          -             38             -               -                 38
  Net income                                 -          -              -           524               -                524
  Share options exercised                  217          2            170             -               -                172
  Share warrants issued                      -          -            165             -               -                165
                                    -------------------------------------------------------------------------------------
Balances at December 31, 2001            7,336         73        120,750       (39,825)              -             80,998
  Redeemed partnership units                95          1          1,193             -               -              1,194
  Net income                                 -          -              -           506               -                506
  Share options exercised                   18          -             45             -               -                 45
  Share warrants exercised                  91          1              -             -               -                  1
                                    -------------------------------------------------------------------------------------
Balances at December 31, 2002            7,540       $ 75       $121,988      ($39,319)           $  -            $82,744
                                    =====================================================================================

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                                                2002          2001          2000
                                                                                               -------      --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) from continuing operations                                              $   768      $    549      ($21,312)
     Adjustments to reconcile to net cash provided by operating activities:
         Depreciation and amortization                                                           7,684         6,360         6,569
         Bad debt expense                                                                            -           116         9,522
         Loss on impairment of long-lived assets                                                 2,434           450         5,306
         Minority interest and equity in losses from unconsolidated entities                     1,405         2,642         8,480
         Deferred lease costs                                                                     (154)            -             -
         Discontinued operations                                                                  (254)           (9)            8
         Net changes in assets and liabilities:
         Accounts receivable and prepaid expenses                                                 (677)        1,206        (1,244)
         Accounts payable and accrued expenses                                                     406          (589)           77
         Other                                                                                    (946)          376            24
                                                                                               -------      --------       -------
                 Net cash provided by operating activities                                      10,666        11,101         7,430
                                                                                               -------      --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of controlling partnership interest                                               410             -             -
     Capital expenditures                                                                         (533)         (141)         (134)
     Proceeds from collection on advances to unconsolidated entities                               705           195         1,536
     Payments received on real estate loans receivable                                               -        21,697             -
     Net increase in reserve funds and deposits - restricted cash                                  179          (834)       (1,658)
     Other                                                                                           -           (30)            -
                                                                                               -------      --------       -------
                 Net cash provided by (used in) investing activities                               761        20,887          (256)
                                                                                               -------      --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred finance costs                                                                       (525)            -          (797)
     Borrowings under guidance line                                                              3,067             -             -
     Payments under credit facility                                                             (7,370)      (31,352)         (950)
     Payments on mortgages payable                                                              (1,784)       (1,146)       (1,061)
     Purchase of partnership units                                                                   -           (18)         (203)
     Distributions to shareholders                                                                   -             -        (4,272)
     Distributions to minority interests                                                            (3)            -          (327)
     Stock options exercised                                                                        45           172             -
     Other                                                                                        (135)          (73)          (64)
                                                                                               -------      --------       -------
                   Net cash used in financing activities                                        (6,705)      (32,417)       (7,674)
                                                                                               -------      --------       -------

Net increase (decrease) in cash and cash equivalents                                             4,722          (429)         (500)
Cash and cash equivalents, beginning of year                                                     2,676         3,105         3,605
                                                                                               -------      --------       -------
Cash and cash equivalents, end of year                                                         $ 7,398      $  2,676       $ 3,105
                                                                                               =======      ========       =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


1.  Organization and Operations

         ElderTrust was formed in the State of Maryland in 1997 and began operations upon the completion of its initial public offering in January 1998. ElderTrust elected to be taxed as a real estate investment trust beginning for its year ended December 31, 1998.

         At December 31, 2002 and 2001, ElderTrust's total assets consisted primarily of a 96.2% and 94.9% interest in ElderTrust Operating Limited Partnership (the "Operating Partnership"), and its wholly-owned subsidiaries and controlled partnerships (collectively, "ElderTrust", "We" or the "Company"), respectively. At December 31, 2002 and 2001, the Company's consolidated assets primarily consisted of a diversified portfolio of 32 and 23 healthcare properties, respectively, consisting primarily of assisted living and skilled nursing facilities which are leased back to the prior owners or other third parties. At December 31, 2001, the Company's consolidated assets also included
(a) a 99% non-voting limited partnership interest in an unconsolidated entity (ET Sub Meridian Limited Partnership, LLP, "Meridian") which holds leasehold and purchase option rights for seven skilled nursing facilities and (b) a 99% non-voting limited member interest in two other unconsolidated entities (ET Sub-Cabot Park, LLC, "Cabot") which owns an independent living facility and (ET Sub-Cleveland Circle, LLC, "Cleveland") which owns an assisted living facility. Since September 30, 2002, the Company has consolidated the respective balance sheets of Meridian, Cabot and Cleveland and their results of operations. See
Note 6 of the Company's consolidated financial statements for additional information.

         Approximately 86% and 71% of the Company's consolidated assets at December 31, 2002 and 2001, respectively, consisted of real estate properties leased to or managed by Genesis Health Ventures, Inc. or its consolidated subsidiaries (unless the context otherwise requires, collectively, "Genesis") or entities in which Genesis accounts for its investment using the equity method of accounting ("Genesis Equity Investees"). As such, the Company's consolidated revenues and ability to make expected distributions to shareholders depends, in significant part, upon the revenues derived from Genesis. See Note 5 for additional information. Michael Walker, ElderTrust's Chairman of the Board of Trustees, served as Chief Executive Officer of Genesis from 1985 until May 2002 and as Chairman of the Board of Genesis from 1985 until October 2002.

Basis of Presentation

         The consolidated financial statements of ElderTrust include all the accounts of ElderTrust, the Operating Partnership, and the Operating Partnership's wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. Meridian, Cabot and Cleveland's results of operations have been consolidated beginning October 1, 2002. Certain other amounts included in the consolidated financial statements for prior periods have been reclassified for comparative purposes to conform to the presentation for 2002.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)


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

         We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

         o    our board has approved the sale, and
         o we have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale.

         We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. We segregate the held for sale properties on our consolidated balance sheet.

Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 123, ElderTrust has elected to continue to follow the intrinsic value method in accounting for stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has made the applicable disclosures in Note 10 to the consolidated financial statements required by SFAS No. 148.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. ElderTrust does not anticipate that the adoption of FIN No. 46 will have a material effect on its financial position or results of operations.

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

         We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations.

Deferred Financing Costs

         Deferred financing costs are incurred in the process of acquiring financing for the Company. The Company amortizes these costs over the term of the respective loan using a method that approximates the interest method.

Income Taxes

         The Company has been organized and operated in a manner so as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes with respect to each year 90% of its taxable income, excluding net capital gain, to its shareholders and complies with certain other requirements (although the Company will pay tax to the extend of any taxable income that it retains even if it qualifies as a REIT). The Company intends to continue to qualify as a REIT, and, in light of the Company's net operating losses described below, no provision has been made for federal income taxes for the Company in the accompanying financial statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

Leases and Rental Income

         Real estate properties are leased to operators primarily on a long-term triple net-lease basis. Two of these leases provide for rents based on a specific percentage of facility operating revenues with no required minimum rent ("percentage rent leases"). Other leases provide for base rent, increasing each year by the lesser of 5% of the increase in facility revenues for the immediately preceding year or one-half of the percentage increase in the Consumer Price Index for the immediately preceding year ("minimum rent leases"). Both types of leases are triple net-leases that require the lessees to pay all operating expenses, taxes, insurance, maintenance and other costs, including a portion of capitalized expenditures. The remaining leases ("fixed rent leases") are with tenants in the medical office and other buildings and provide for specific annual rents, subject to annual increases in some of the leases.

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

         No compensation expense has been recognized for options granted under the 1998 and 1999 Share Option and Incentive Plans as the Company adopted the disclosure-only provisions of SFAS No. 123, "Stock Based Compensation." Under SFAS No. 123, compensation expense of $108,000, $88,000 and $114,000 would have been recorded in 2002, 2001 and 2000, respectively, for the 1998 and 1999 Plans based upon the fair value of the option awards.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         Pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                    2002      2001       2000
                                                   -----------------------------
Net income (loss), as reported                     $  506    $  524   ($ 21,330)
Deduct: total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                108        88         114
Proforma net income (loss)                            398       436     (21,444)
Net income (loss) per share, as reported - basic
   and diluted                                     $ 0.07    $ 0.07      ($3.00)
Pro forma net income(loss) per share - basic
   and diluted                                     $ 0.05    $ 0.06      ($3.01)

Investments in Unconsolidated Entities

         The Company has an investment in ET Capital Corp., an entity in which the controlling voting interest is owned by Mr. D. Lee McCreary, Jr., the Company's President, Chief Executive Officer and Chief Financial Officer. As a result, the Company accounts for this investment using the equity method of accounting.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

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

3.  Discontinued Operations

         Under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to reclassify from continuing operations to discontinued operations, the results of operations from any property that is disposed of or is classified as held for sale and where the company will not have significant continuing involvement.

         The following represents the Summary of results of operations of the Salisbury Medical Office Building which has been classified as held for sale at December 31, 2002 and the classification of the results as to discontinued operations.

                                                          Year Ended December 31,
                                               2002                2001                2000
                                             ----------------------------------------------
                                                          (amounts in thousands)
   Rental revenue                              $ 182               $ 168              $ 164
   Other income                                   62                  46                 53
                                             ----------------------------------------------
Total revenue                                    244                 214                217


   Interest expense                               93                  93                 96
   Depreciation and amortization                  19                  45                 44
   Property operating expense                     56                  69                 65
   General and administrative                     34                  33                 31
   Loss on impairment of asset                   315                   -                  -
                                             ----------------------------------------------
Total expenses                                   517                 240                236
                                             ----------------------------------------------

Loss before minority interest                   (273)                (26)               (19)

Minority interest                                 11                   1                  1
                                             ----------------------------------------------
Loss from discontinued operations              ($262)               ($25)              ($18)
                                             ==============================================

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         On March 7, 2003, the Company sold the Salisbury Medical Office Building to an unrelated third party and received approximately $1.0 million. The funds were used to repay the mortgage securing the property.

4. Real Estate Investments

         As of December 31, 2002, the Company had investments in 32 real estate properties located in five states. The properties include eleven assisted living facilities, and two independent living facilities with a total of 1,171 beds, fifteen skilled nursing facilities with a total of 2,393 beds, and four medical office and other buildings. The Company leases its assisted living, independent living and skilled nursing properties to operators pursuant to long-term triple net leases.

  At December 31, 2002, future minimum lease payments receivable are as follows
                             (dollars in thousands):


                       2003                     $31,947
                       2004                      32,138
                       2005                      31,040
                       2006                      30,617
                       2007                      30,011
                       Thereafter                43,229
                                               --------
                                               $198,982
                                               ========

5.  Concentration of Risk

         Revenues recorded by the Company under leases with and loans to Genesis or Genesis Equity Investees were approximately $18.3 million, $16.1 million and $17.9 million in 2002, 2001 and 2000, respectively. All loans were repaid in 2001. The Company's equity in net losses of unconsolidated entities (see Note 6) derived from arrangements with Genesis or Genesis Equity Investees totaled approximately $1.5 million, $2.3 million and $2.8 million in 2002, 2001 and 2000, respectively. The Company did not have any equity in net losses of unconsolidated entities derived from arrangements with Genesis or Genesis Equity Investees subsequent to October 1, 2002. The Company's consolidated revenues depends in significant part, upon the revenues derived from Genesis.

6.  Investments in Unconsolidated Entities

         During September 2002, the Company acquired, or obtained options to acquire (collectively, the "Acquisition"), from D. Lee McCreary, Jr., ElderTrust's President and Chief Executive Officer, the controlling 1% ownership interests in entities that hold leasehold and purchase option rights to seven skilled nursing and that own one assisted living facility and one independent living facility. The Company has owned a non-controlling 99% interest in these entities since 1998. The seven skilled nursing facilities are subleased to an affiliate of Genesis, the Company's principal tenant, for an initial ten-year period with a ten-year renewal exercisable by the tenant. Genesis has guaranteed the subleases. Purchase options totaling $66.5 million are exercisable in September 2008. The independent and assisted living facilities are also leased to an affiliate of Genesis and Genesis has guaranteed the lease payments.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         Under the terms of the Acquisition, the Company acquired Mr. McCreary's interest in the general partnership of Meridian, which holds leasehold and purchase option rights to seven skilled nursing facilities, and options to acquire his managing member interests in Cabot, and Cleveland for approximately $85,000. Cabot and Cleveland own a single independent living and assisted living facility, respectively. The options, which the Company intends to exercise upon receipt of lender approval, are exercisable for a combined additional price of approximately $17,000. Mr. McCreary has agreed to transfer operational and managerial control of Cabot and Cleveland to the Company during the option period. The purchase prices for Mr. McCreary's interests in the skilled nursing, independent and assisted living facilities were determined based upon the estimated fair market value of the interests acquired.

         Prior to the Acquisition, the Company accounted for its investment in these properties under the equity method. As of December 31, 2002, the Company has consolidated the balance sheets of Meridian, Cabot and Cleveland with the Company's other operations. The results of operations of Meridian, Cabot and Cleveland are consolidated in the Company's consolidated statement of income beginning October 1, 2002.

         Supplemental unaudited pro forma results of operations for 2002 and 2001 as if the acquisition had been completed at the beginning of the years presented is as follows:

                                               2002                2001
                                             -----------------------------
     Revenues                                $  32,897         $   35,437
     Expenses                                   32,216             34,542
     Income from continuing operations             753                526
     Loss from discontinued operations            (262)               (25)
     Net income                                    491                501

     Earnings per share - basic                  $0.07              $0.07
     Earnings per share - diluted                $0.06              $0.07

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)


         The following is a summary of the Company's investment in and advances to unconsolidated entities accounted for by the equity method of accounting. As of December 31, (dollars in thousands):

                                                 2002                  2001
                                                -----------------------------

            ET Capital Corp.                    $ 3,187              $  3,162
            ET Sub-Meridian, LLP                      -                18,564
            ET Sub-Cabot Park, LLC                    -                 1,305
            ET Sub-Cleveland Circle, LLC              -                 1,002
                                                -----------------------------
                                                $ 3,187              $ 24,033
                                                =============================

         After giving effect to the Acquisition, the Company has one remaining unconsolidated investment, ET Capital Corp. The Company has a nonvoting 95% equity interest in ET Capital Corp. Mr. McCreary owns the voting 5% equity interest.

         Summary unaudited financial information as of and for the year ended December 31, 2002 for ET Capital Corp. is as follows (dollars in thousands):


                 Balance Sheet
                 -------------
                 Current assets                                     $  290
                 Notes receivable(1)                                 3,845
                 Total assets                                        4,135
                 Current liabilities                                   290
                 Long-term debt(1)                                   8,772
                 Total liabilities                                   9,062
                 Deficit                                            (4,927)

                 (1) Represents amounts due to/from ElderTrust.


                 Income Statement
                 ----------------
                 Interest income                                     1,874
                 Interest expense                                      488
                 Bad debt expense                                    1,308
                 Net income                                            131
                 Percent ownership                                     95%

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         In May 2001, ET Capital was named as a third party defendant in a complaint filed against Genesis. This lawsuit was settled on December 31, 2002. Under the settlement terms, ET Capital received $250,000 and was released from any claims under the lawsuit in exchange for forgiving notes totaling $7.8 million plus accrued interest. ET Capital Corp. fully reserved against these loans in 2000.

         Summary unaudited financial information for 2001 and 2000 for unconsolidated entities accounted for by the equity method during those years is as follows (dollars in thousands):

                 As of and for the year ended December 31, 2001

                                       ET                          ET Sub-            ET
                                  Sub-Meridian,    ET Capital       Cabot       Sub-Cleveland
                                       LLP           Corp.        Park, LLC      Circle, LLC       Total
                                 --------------    ----------     ---------     -------------    ---------
Current assets                       $ 984          $ 171           $  147          $  223        $ 1,525
Real estate properties (1)          99,522              -           15,996          13,205        128,723
Notes receivable                         -          4,116                -               -          4,116
Other assets                             -              -              542             513          1,055
Total assets                       100,506          4,287           16,685          13,941        135,419
Current liabilities                  2,181            325              601             661          3,768
Long-term debt (2)                 104,186          9,019           16,492          13,211        142,908
Total liabilities                  108,094          9,344           17,362          14,098        148,898
Total deficit                       (7,588)        (5,058)            (677)           (157)       (13,480)
Rental revenue                       9,883              -            1,669           1,477         13,029
Interest income                         67          2,152               23              22          2,264
Interest expense                     8,331            768            1,349           1,028         11,476
Bad debt expense                        47          1,552                -               -          1,599
Depreciation/amortization            3,512              -              560             462          4,534
Net loss                            (2,013)          (343)            (251)            (24)        (2,631)
Change in long-term debt            (1,195)          (228)            (225)           (302)        (1,950)
Percent ownership                      99%            95%              99%             99%

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

                 As of and for the year ended December 31, 2000

                                       ET                          ET Sub-            ET
                                  Sub-Meridian,    ET Capital       Cabot       Sub-Cleveland
                                       LLP           Corp.        Park, LLC      Circle, LLC       Total
                                 --------------    ----------     ---------     -------------     --------
Current assets                      $ 1,598          $ 131          $  54           $  77         $ 1,860
Real estate properties (1)          103,034              -         16,555          13,667         133,256
Notes receivable                          -          4,354              -               -           4,354
Other assets                              -            270            535             505           1,310
Total assets                        104,632          4,755         17,144          14,249         140,780
Current liabilities                   3,118            223            585             643           4,569
Long-term debt (2)                  105,381          9,247         16,717          13,513         144,858
Total liabilities                   110,207          9,469         17,571          14,381         151,628
Total deficit                        (5,575)        (4,715)          (426)           (132)        (10,848)
Rental revenue                        9,800              -          1,644           1,453          12,897
Interest income                          28            890             38              36             992
Interest expense                      8,736            726          1,377           1,056          11,895
Bad debt expense                          -          7,800              -               -           7,800
Depreciation/amortization             3,513            118            560             462           4,653
Net loss                             (2,485)        (7,587)          (285)            (60)        (10,417)
Change in long-term debt             (1,538)          (177)          (203)           (278)         (2,196)
Percent ownership                       99%            95%            99%             99%

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

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

7.  Guidance Line / Bank Credit Facility

         On August 30, 2002, ElderTrust entered into the Guidance Line. Funds provided under this agreement to the borrower, ElderTrust Operating Limited Partnership (the "Operating Partnership"), of approximately $3.1 million were used to pay off the existing credit facility, and to pay certain transaction and other costs. ElderTrust has guaranteed the Guidance Line. The previous Bank Credit Facility had an outstanding balance of $7.2 million at December 31, 2001 and a floating interest rate of 3.25% over one-month LIBOR, or 5.125% at August 29, 2002.

        The amounts outstanding under the Guidance Line bear interest at a floating rate of 3.25% over LIBOR, or 4.67% at December 31, 2002.

         At December 31, 2002, the properties securing the Guidance Line had an aggregate net book value of $38.6 million. During the quarter and twelve months ended December 31, 2002, the Company derived $0.8 million and $3.2 million, respectively, of revenues from these properties.

         On January 27, 2003 the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of January 27, 2003, the Company has $7.5 million available to borrow, subject to lender approval and borrowing base limitations.

8.  Mortgages, Bonds, Note Payable and Capital Lease Obligations

         The following is a summary of mortgages, bonds payable and capital lease obligations at December 31, 2002 and 2001 (dollars in thousands):

                                             Effective                      Balance at      Balance at
                                             Interest      Maturity        December 31,    December 31,
Property                                       Rate          Date              2002            2001
-----------------------------------------   ------------  ------------    --------------------------------
DCMH Medical Office Building (a)                8.35%       11/2009            $5,638          $5,717
Cabot Park (b)                                  5.80%        1/2037            12,630               -
Cleveland Circle (b)                            5.80%       10/2025            10,926               -
Professional Office Building I (a)              8.35%       11/2009             2,485           2,520
Meridian capital lease (b)                      7.06%        9/2008  ***       65,295               -
Meridian note payable (b)                       7.06%        9/2008            11,524               -
Pleasant View (a)                               8.26%       10/2009             3,743           3,796
Salisbury Medical Office Building (a)           8.16%       10/2009             1,007           1,022
Heritage at North Andover (a)                   8.26%       10/2009             8,417           8,537
The Woodbridge
   Bonds due 2005                               7.81% *      9/2005               472             610
   Bonds due 2025                               7.81% *      9/2025             9,411           9,440
Belvedere NRC/ Chapel NRC (a)                   8.46%       10/2009            18,238          18,490
Highgate at Paoli Pointe Series A Bonds         7.81% *      1/2024             9,424           9,589
Riverview Ridge (a)                             7.81% *      1/2020             2,673           2,742
Vernon Court (a)                                5.80% *      5/2025            13,540          13,828
Lacey Branch Office Building                    7.81% *     10/2022               473             482
                                                LIBOR
Wayne NRC (a)                                  +3.00%       12/2004  **         4,600           4,600
Pennsburg  Manor NRC/  Harston  Hall            LIBOR
   NCH (a)                                     +3.00%        4/2003  **        14,900          14,900
                                                LIBOR
Lopatcong Care Center (a)                      +3.00%       12/2004  **        10,500          10,500
                                                                             ------------------------
     Total                                                                   $205,896        $106,773
                                                                             ========================

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         (a) The repayment of principal and interest on these loans is non-recourse to ElderTrust.

         (b) Meridian, Cabot and Cleveland were not consolidated as December 31, 2001.

         * The stated interest rates on these mortgages are higher than the effective interest rates because they were adjusted to market rates when the loans were acquired by the Company.

         ** The Company had three non-recourse mortgage loans secured by four properties with an aggregate principal balance of $30 million that matured in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lapatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment on March 31, 2003 and reduced the balance outstanding from $4.6 million to $3.5 million. The lender has extended the maturity date of the remaining mortgage loan of $14.9 million, which is secured by the Harston Hall and Pennsburg properties, until April 10, 2003 to allow time for the lender and the Company to negotiate a resolution of this loan. If the maturity date of this mortgage is not extended by the lender and the lender foreclosed on these properties securing the mortgages, the Company would lose the properties and the revenues it derives from the properties. Based upon conversations with the lender, several alternatives are available to satisfy the Company's obligation under the loan which may include, among other alternatives, a further extension as a cash flow mortgage, sale or a title transfer via a "deed in lieu of foreclosure" transaction. At December 31, 2002, the Harston Hall and Pennsburg properties had a net book value of $13.8 million. During 2002, the Company derived $2.0 million of revenue and net income of $0.5 million from the properties. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust.

         *** The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2002 (dollars in thousands):

         2003                                                       $  4,245
         2004                                                          4,245
         2005                                                          4,245
         2006                                                          4,245
         2007                                                          4,245
         Thereafter                                                   70,447
                                                                   ---------
         Total minimum lease payments                                 91,672
         Less: amount representing interest at 7.06% per annum        26,377
                                                                   ---------
         Present value of future minimum lease payments             $ 65,295
                                                                   =========

         The Company's weighted average effective interest rate on mortgages and bonds payable was 6.75% and 8.09% at December 31, 2002 and 2001, respectively.

Scheduled principal payments and bond sinking fund requirements are as follows:
                             (dollars in thousands)

                        2003                       $ 18,358
                        2004                         18,806
                        2005                          3,986
                        2006                          4,285
                        2007                          4,119
                        Thereafter                   91,047
                                                  ---------
                                                  $ 140,601
                                                  =========

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

9.  Operating Lease

         The Company leases its corporate office space from a third party under an operating lease, which expires on September 30, 2007. Under the lease agreement, the Company pays base rent plus its portion of real estate taxes, common area maintenance and operation for the building based upon the ratio of square footage of the leased premises to the square footage of the building. Future minimum rental payments are as follows (dollars in thousands):

                         2003                      $ 163
                         2004                        168
                         2005                        173
                         2006                        178
                         2007                        136
                                                   -----
                             Total                 $ 818
                                                   =====

10.  Share Option and Incentive Plans and Other Retirement Arrangements

         The Company established the 1998 share option and incentive plan (the "1998 Plan") for the purpose of attracting and retaining key executive officers and employees, as well as non-employee trustees. A total of 779,340 common shares were reserved for and have been issued under the 1998 Plan as of December 31, 2002. At the time of the Company's initial public offering in January 1998, the Company granted options with respect to 504,000 common shares to officers, employees and trustees. The exercise price for such options is the Offering price of $18.00. The term of such options is ten years from the date of grant. Of these options, 150,000 vested immediately, 322,500 vest ratably over three years from the date of grant and 31,500 vest ratably over five years from date of grant. Additional options with respect to 7,500 and 25,000 common shares were granted to a trustee and officer of the Company, respectively, during 1998 at an exercise price of $17.75 and $15.125 per share, respectively. These options vest ratably over three and five years respectively, and terminate ten years from the date of grant. Additional options of 231,500 were granted during 1999 to a key executive officer and employees of the Company at exercise prices ranging from $5.31 to $6.69 per share. These options vest over three to four years and terminate ten years from the date of grant or three month's after termination of employment. During 1999, options of 307,500 were cancelled upon the resignations of a former executive officer and a trustee. Additional options of 323,840 were granted under the 1998 plan during 2000 to a key executive officer and employees of the Company at exercise prices ranging from $0.75 to $2.75 per share. Of these options, 108,612 vested immediately, 215,228 vest over two years from the date of grant and terminate ten years from the date of grant or three month's after termination of employment. Additionally, during 2000, 15,000 options were cancelled upon the resignations of two former trustees. During 2002, options of 6,667 were cancelled upon the resignation of a former executive officer. No common shares are available for future grant or award under the 1998 plan.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         During 1999, the Company established the 1999 share option and incentive plan (the "1999 Plan") for the purpose of encouraging and enabling the officers, employees, non-employee trustees and other key persons of the Company to acquire a proprietary interest in the Company. A total of 350,000 common shares were reserved for issuance under the 1999 Plan. Options of 43,000 were granted during 2001 from the 1999 Plan to the executive officers and trustees of the Company at exercise prices ranging from $3.50 to $4.18 per share. Of these options, 8,000 vested immediately and the remaining 35,000 vest ratably on each of the annual anniversaries for the next three years and terminate ten years from the date of grant or three month's after termination of employment. Options of 85,500 were granted during 2002 from the 1999 Plan to the executive officers, trustees and employees of the Company at an exercise price of $7.90 per share. Of these options 8,000 vested immediately and the remaining 77,500 vest ratably on each of the annual anniversaries for the next three years and terminate ten years from the date of grant or three month's after termination of employment. At December 31, 2002, 129,340 common shares are available for award.

         The following summarizes the activity in the 1998 and 1999 Plans for the years ended December 31, 2002, 2001 and 2000:

                                                         2002                      2001                       2000
                                               ----------------------------------------------------------------------------
                                                             Weighted                   Weighted                   Weighted
                                                             Average                     Average                    Average
                                                             Exercise                   Exercise                   Exercise
1998 Plan and 1999 Plan                         Shares        Price        Shares         Price        Shares        Price
----------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year          697,169        $ 7.85      871,500       $  6.47      460,500       $ 12.06
    Options granted                              85,500          7.90       43,000          4.08      426,000          0.82
    Options exercised                           (18,333)         2.46     (217,331)         0.79            -             -
    Options forfeited                            (6,667)         4.18            -             -      (15,000)        18.00
                                               ----------------------------------------------------------------------------
Options outstanding, end of year                757,669        $ 8.24      697,169       $  7.85      871,500       $  6.47
                                               ============================================================================
Options exercisable, end of year                652,202        $ 8.23      424,934       $ 10.64      355,833       $  8.24
                                               ============================================================================

Weighted   average  fair  value  of  options
    granted  during the year  (calculated as
    of the grant date):                                        $ 6.60                    $  2.17                    $  0.28

         Information regarding stock options outstanding and exercisable under the 1998 and 1999 Plans as of December 31, 2002 is as follows:

                                                                                Exercise Price Range
                                                         $0.75-$2.75        $3.50-$5.31      $6.69-$7.90       $15.13-$18.00
                                                      ----------------------------------------------------------------------
Options outstanding at December 31, 2002:
     Shares                                                  195,669             62,500          285,500             214,000
     Weighted average exercise price                           $0.79              $4.70            $7.05              $17.66
     Weighted average remaining contractual life           7.7 years          5.0 years        7.6 years           5.1 years

Options exercisable at December 31, 2002:
     Shares                                                  195,669             45,833          208,000             202,700
     Weighted average exercise price                           $0.79              $4.89            $6.73              $17.72

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         The fair value determination was calculated using the Black-Scholes option-pricing model to value all stock options granted in 2002, 2001 and 2000 using the following assumptions:

                                                          2002            2001            2000
                                                      -------------------------------------------
    Weighted average risk free interest rate                5.58%            5.4%            6.1%
    Expected volatility                                    81.27%           85.7%           75.7%
    Expected dividend yield                                 7.34%           7.34%           7.71%
    Weighted average expected life of options          2.80 years      3.50 years      3.55 years

         The Company has established a defined contribution retirement plan covering all eligible employees. Under this plan, eligible employees may make contributions up to the Internal Revenue Service maximum, and the Company is required to make certain minimum contributions. Company contributions to this Plan were $24,000 in 2002, $24,000 in 2001 and $16,000 in 2000.

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

         The rights are neither exercisable nor traded separately from the common shares unless a triggering event occurs and will expire on October 13, 2009, unless exchanged or redeemed earlier. The rights will be exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common shares of the Company, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common shares, subject to certain exceptions. The Company generally may redeem the rights for $0.0005 per right at any time until ten days following the public disclosure that the 15% position has been met. A total of 16,000 preferred shares are reserved for issuance under the rights.

12. Taxes

         The Company believes that, commencing with its taxable period ended December 31, 1998, it has been organized and operated in a manner so as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to income tax on its taxable income at corporate rates to the extent it distributes annually at least 90% of its taxable income, excluding net capital gain, to its shareholders and complies with certain other requirements (although the Company will pay tax to the extent of any taxable income that it retains, even if it qualifies as a REIT). The Company intends to continue to qualify as a REIT and, in light of the Company's net operating losses described below, no provision has been made for income taxes in the accompanying consolidated financial statements.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         The following table reconciles net income under accounting principles generally accepted in the United States of America ("GAAP"), to taxable income for the years ended December 31, (dollars in thousands):

                                                                    Estimated
                                                                      2002             2001          2000
                                                                     --------------------------------------
     GAAP net income (loss)                                          $  506           $   524      ($21,330)
       Less:  GAAP net income of taxable REIT
        subsidiaries included above                                     125              (326)       (6,838)
                                                                     --------------------------------------
     GAAP net income for REIT operations (1)                            381               850       (14,492)
      Add:  book depreciation and amortization                        6,755             5,293         5,550
      Less:  tax depreciation and amortization                       (6,697)           (5,831)       (7,222)
                bad debt expense - tax                                   28           (15,438)        9,972
                impairment losses - tax                               2,341               423         4,639
                other book/tax differences, net                       2,615             4,091         4,608
                net operating loss utilized                          (5,423)                -             -
                                                                     --------------------------------------
     Adjusted taxable income subject to 90%
          dividend requirement                                       $    -          ($10,612)      $ 3,055
                                                                     ======================================

(1) All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

         During 2000, the Company recorded significant bad debt expenses due to the Genesis bankruptcy filing related to loans and properties under lease and, as a result, recognized a net loss for financial reporting purposes. For federal income tax purposes, these losses were recorded in 2001 as required under applicable income tax rules. When recognized for federal income tax purposes, these losses reduce the amount otherwise required by the Company to be distributed to meet REIT requirements. Should these losses, when recognized exceed REIT taxable income computed without regard to these losses, any excess loss ("NOL") amount may be carried forward for deduction in the succeeding year. The estimated NOL carry forward at December 31, 2002 is approximately $7.1 million.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         The following is a reconciliation of the Company's dividends paid deduction for the years ended December 31 (dollars in thousands):

                                                                 2002             2001            2000
                                                            -----------------------------------------------
     Cash dividends paid                                    $            -   $            -   $       4,272
       Less:  portion designated capital gains                           -                -               -
                                                            -----------------------------------------------
     Dividends paid deduction                               $            -   $            -   $       4,272
                                                            ===============================================

13.  Distributions

         The Company must distribute at least 90% of its taxable income, excluding net capital gain, in order to continue to qualify as a REIT. Distributions in a given year may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Per share distributions on the Company's common shares include the following categories for income tax purposes:

                                 2002              2001             2000
                           -----------------------------------------------
Ordinary income            $           -       $       -          $ 0.5508
Capital gains                          -               -                 -
Return of capital                      -               -            0.0492
                           -----------------------------------------------
                           $           -       $       -          $ 0.6000
                           ===============================================

         Effective for the quarter ended September 30, 2000, the Company suspended the payment of cash distributions to its shareholders. No distributions were made for the years ended December 31, 2002 and 2001.

         On December 4, 2002, the Company issued a press release addressing the dividend distribution policy. The Company stated that it intends to resume regular quarterly distributions to the holders of its common shares and that the initial distribution is expected to be declared in mid-April, 2003. The Company estimates that, based upon its current estimate of operations and cash requirements, the per share distribution will be $0.64 per year, or $0.16 per quarter. Distributions by the Company are at the discretion of its Board of Trustees.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

14.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

Income (loss) per share - basic:                                 2002           2001          2000
---------------------------------------------------------------------------------------------------
Net income (loss)                                                 $506          $524       ($21,330)

Weighted average common shares outstanding                       7,401         7,184          7,119
                                                            =======================================

Net income (loss) per share from continuing operations           $0.10         $0.07         ($3.00)
Net loss on discontinued operations                             ($0.03)            -              -
Basic net income (loss) per share                                $0.07         $0.07         ($3.00)

Income (loss) per share - diluted:
--------------------------------------------------------
 Net income (loss)                                                $506          $524       ($21,330)

Weighted average common shares outstanding                       7,401         7,184          7,119

Dilutive common stock equivalents - stock
     options and warrants                                          307           258              -
                                                            ---------------------------------------

Total weighted average number of diluted
     shares                                                      7,708         7,442          7,119
                                                            =======================================

Net income (loss) per share from continuing operations           $0.10         $0.07         ($3.00)
Net loss on discontinued operations                             ($0.03)            -              -
Diluted net income (loss) per share                              $0.07         $0.07         ($3.00)

         Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share since they are antidilutive.

15.  Disclosure About Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, restricted cash and accounts receivable approximates fair value based on the short-term nature of these investments.

         The carrying amounts of the Company's Guidance Line and variable rate mortgages payable at December 31, 2002 and 2001 approximate fair value because the borrowings are at variable interest rates. The fair value of the Company's fixed rate notes payable, mortgages and bonds payable at December 31, 2002 and 2001 is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate mortgages, bonds and note payable at December 31, 2002 is approximatly $116.0 million.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

16. Quarterly Financial Information (Unaudited)

         The following quarterly financial data summarize the unaudited quarterly results from continuing operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

                                                                                Quarter ended
                                                   -------------------------------------------------------------------
                                                   December 31, (1)   September 30,       June 30,       March 31,
                                                   -------------------------------------------------------------------
                   2002
--------------------------------------------
Revenues from continuing operations                   $ 8,199             $ 5,661         $ 5,635          $ 5,834
Income (loss) from continuing operations               (1,084)                671             576              605
Net income (loss)                                      (1,131)                685             342              610
Net income (loss) per share from
   continuing operations - basic                        (0.15)               0.09            0.08             0.08
Net income (loss) per share from
   continuing operations - diluted                      (0.15)               0.09            0.08             0.08

   (1)  Includes impairment charge of $0.3 million.

                                                                                Quarter ended
                                                   -------------------------------------------------------------------
                                                   December 31,       September 30,       June 30,       March 31, (1)
                                                   -------------------------------------------------------------------
                  2001
--------------------------------------------
Revenues from continuing operations                   $ 6,336             $ 6,326         $ 6,366          $ 6,388
Net income (loss) from continuing operations              719                 424             331             (925)
Net income (loss)                                         717                 418             320             (931)
Net income (loss) per share from
   continuing operations - basic                         0.09                0.06            0.05            (0.13)
Net income (loss) per share from
   continuing operations - diluted                       0.09                0.06            0.04            (0.13)

   (1)  Includes impairment charge of $0.5 million.


                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

         The following table reconciles previously issued quarterly information to the quarterly information presented above as a result of discontinued operations for the quarter ended March 31, (in thousands):

                                                           2002         2001
                                                      ------------------------

       Previously stated revenues                         $ 5,899      $ 6,441
       Revenue from discontinued operations                    65           53
                                                      ------------------------
       Revenue                                              5,834        6,388
       Net income (loss) from continuing operations           610         (931)
                                                      ------------------------
       Income (loss) from discontinued operations              (5)           6
       Net income (loss)                                  $   605       ($ 925)
                                                      ========================

The quarters ended June 30, September 30, and December 31, 2002 were stated showing discontinued operations. Therefore, no reconciliation is needed.

17.  Related Party Transactions

         During September, 2002, the Company acquired, or obtained options to acquire, from D. Lee McCreary, Jr., ElderTrust's President and Chief Executive Officer, the controlling 1% ownership interests in three entities that hold leasehold and purchase option rights to seven skilled nursing and that own one independent living and one assisted living facility. Under the terms of the acquisition, the Company acquired Mr. McCreary's interests for approximately $85,000. The options, which the Company intends to exercise upon receipt of lender approval, are exercisable for a combined additional price of approximately $17,000. The purchase prices for Mr. McCreary's interests in the skilled nursing facilities, independent and assisted living facilities were determined based upon the estimated fair market value of the interests acquired. See note 6 for additional information.

         Michael Walker, ElderTrust's Chairman of the Board of Trustees, served as Chief Executive Officer of Genesis from 1985 until May 2002 and as Chairman of the Board of Genesis from 1985 until October 2002. At December 31, 2002, Mr. Walker beneficially owned approximately 8.1% of the common shares of ElderTrust.

18.  Minority Interest

         The Company owned approximately 96.2% and 94.9% of the Operating Partnership, at December 31, 2002 and 2001, respectively. The ownership interest is represented by 7,540,142 and 7,242,265 units owned as of December 31, 2002 and 2001, respectively. The remaining ownership interests include interests owned directly or indirectly by trustees and officers of the Company and Genesis totaling 295,560 units.

                                   ELDERTRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Continued)

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

19.   Supplemental Cash Flow Information:

         Supplemental cash flow information for the years ended December 31, 2002, 2001 and 2000 is as follows (amounts in thousands):

                                                                    2002         2001          2000
                                                                 -----------------------------------
Non-cash investing and financing activities;
  Assets and liabilities consolidated as a result of
    the acquisition of controlling interests in Meridian,
    Cabot and Cleveland:
  Real estate assets                                             $125,498      $       -     $     -
  Restricted cash                                                   2,193              -           -
  Investments                                                     (18,973)             -           -
  Other assets                                                     (1,676)             -           -
  Real estate mortgage debt and debt                             (103,945)             -           -
  Other liabilities                                                (3,114)             -           -
  Minority interest                                                    17              -           -

Conversion of operating partnership units to
  common stock                                                   $  1,195              -           -

Acquisition of real estate properties at fair value
  in exchange for notes receivable                                      -       $ 12,650           -

Cash paid for interest                                           $  9,734       $ 11,353     $13,324

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the heading "Election of Trustees" in the Company's proxy statement to be filed with respect to the 2003 annual meeting of shareholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the information under the heading "Securities Owned by Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

         Our principal executive officer and principal financial officer, D. Lee McCreary, Jr., evaluated, within 90 days prior to the filing of this Form 10-K, the effectiveness of the design and operations of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, Mr. McCreary concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

         Since the date of evaluation of our disclosure controls and procedures by Mr. McCreary described above, there have been no significant changes in our internal control or in other factors that could significantly affect our disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included in Part II, Item 8 of this report:

    (1) Financial Statements:                                            Page Number
                                                                         -----------
        Independent Auditors' Report                                          59
        Consolidated Balance Sheets as of December 31, 2002 and 2001          60
        Consolidated Statements of Operations for the years ended
            December 31, 2002, 2001 and 2000                                  61
        Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 2002, 2001 and 2000                                   62
        Consolidated Statements of Cash Flows for the years ended December
           31, 2002, 2001 and 2000                                            63
        Notes to Consolidated Financial Statements                            64

    (2) The following Financial Statement Schedule is included in Item 15 (d):

        Schedule III - Real Estate and Accumulated Depreciation
        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits:

          The exhibits filed with this report are listed in the exhibit index on page 90.

(b) Current Reports on Form 8-K:

          During the fourth quarter ended December 31, 2002, the Company filed two Form 8-K's as follows:

        Date of Event             Items Reported/Financial Statements Filed
        -------------             -----------------------------------------

        September 25, 2002        Item 2. Acquisition or Disposition of Assets
                                  Item 7. Financial Statements and Exhibits
                                          (furnishing required historical
                                          financial statements for ET
                                          Sub-Meridian Limited Partnership,
                                          L.L.P., ET Sub-Cabot Park, L.L.C. and
                                          ET Sub-Cleveland Circle, L.L.C. and
                                          pro forma financial information)

        December 4, 2002          Item 9. Regulation FD Disclosure

(c) Exhibits:

          The exhibits listed in Item 15(a)(3) above are filed with this Form
        10-K.

(d) Financial Statement Schedules:

          Financial statement schedules are included on pages S-1 through S-3.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                  ElderTrust
                        --------------------------------
                                  Registrant

                    By: /s/ D. Lee McCreary, Jr.
                        --------------------------------------------
                        President, Chief Executive Officer and Chief
                        Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

                    By: /s/ D. Lee McCreary, Jr.
                        -------------------------------------------------------
                        D. Lee McCreary, Jr.
                        President, Chief Executive Officer, Chief Financial Officer and Trustee
                        (Principal Executive, Financial and Accounting Officer)

                    By: /s/ Michael R. Walker
                        -------------------------------------------------------
                        Michael R. Walker
                        Chairman of the Board

                    By: /s/ Rodman W. Moorhead, III
                        -------------------------------------------------------
                        Rodman W. Moorhead, III
                        Trustee


                    By: /s/ John G. Foos
                        -------------------------------------------------------
                        John G. Foos
                        Trustee


                    By: /s/ Harold L. Zuber, Jr.
                        -------------------------------------------------------
                        Harold L. Zuber, Jr.
                        Trustee

                                  CERTIFICATION

I, D. Lee McCreary, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of ElderTrust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. I am responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure control and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                                     /s/ D. Lee McCreary, Jr.
                                     -----------------------------------------
                                     D. Lee McCreary, Jr.
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     Principal Executive Officer and Principal
                                     Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

(a)      2.1      Assignment of Partnership Interest and Second Amendment to
                  Agreement of Limited Partnership of ET Sub-Meridian Limited
                  Partnership, L.L.P. dated September 25, 2002, by and among
                  Toughkenamon, LLC, ElderTrust Operating Limited Partnership and ET Meridian General Partner, L.L.C.

(a)      2.2      Option Agreement, dated as of September 25, 2002, by and
                  between D. Lee McCreary, Jr. and ElderTrust Operating Limited
                  Partnership relating to interest in and to Cabot ALF, L.L.C.

(a)      2.3      Option Agreement, dated as of September 25, 2002, by and
                  between D. Lee McCreary, Jr. and ElderTrust Operating Limited
                  Partnership relating to interest in and to Cleveland ALF, L.L.C.

(b)      3.1      Amended and Restated Declaration of Trust of the Company

         3.2      Articles Supplementary of the Company

(b)      3.3      Amended and Restated Bylaws of the Company

(c)      4.1      Form of Rights Agreement between ElderTrust and First Union
                  National Bank, as Rights Agent

(d)      4.2      Articles Supplementary for Classifying and Designating Series
                  A Junior Participating Preferred Shares

(b)      10.1.1   Second Amended and Restated Agreement of Limited Partnership
                  of ElderTrust Operating Limited Partnership

(e)      10.1.2   Certificate of Designation for Class C (LIHTC) Units of
                  ElderTrust Operating Limited Partnership

(d)      10.1.3   Second Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of ElderTrust Operating Limited
                  Partnership

(b)      10.2     Registration Rights Agreement between the Company and the
                  persons named therein

(b)      10.3     1998 Share Option and Incentive Plan *

(d)      10.4     1999 Share Option and Incentive Plan *

(b)      10.5     Non-Competition Agreement between the Company and Michael R.
                  Walker*

(f)      10.6     Form of Minimum Rent Lease between the Operating Partnership and Genesis

(f)      10.7     Form of Percentage Rent Lease between the Operating
                  Partnership and Genesis

(g)      10.8     Master Agreement with Genesis

(g)      10.9     Master Agreement with The Multicare Companies, Inc.

(h)      10.10    Bank Credit Facility dated August 30, 2002 by and among
                  ElderTrust, ElderTrust Operating Limited Partnership and
                  Wachovia Bank National Association

(a)      10.11    Lease Agreement, dated as of November 30, 1993, by and between
                  Heritage Associates Limited Partnership and MHC Acquisition
                  Corporation

(a)      10.12    Amendment No. 1 to Lease Agreement, dated as of August 1,
                  1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.

(a)      10.13    Amendment No. 2 to Lease Agreement, dated as of August 1,
                  1994, by and between Heritage Associates Limited Partnership and Meridian Healthcare, Inc.

(a)      10.14    Amendment No. 3 to Lease Agreement, dated as of September 3,
                  1998, by and between Heritage Associates Limited Partnership and ET Sub-Meridian Limited Partnership, L.L.P.

(a)      10.15    Assignment of Lease Agreement, dated as of September 3, 1998, by and between Heritage Associates Limited Partnership and ET
                  Sub-Meridian Limited Partnership, L.L.P.

(a)      10.16    Schedule of Omitted Meridian Lease Agreements

(a)      10.17    Purchase Option, dated as of November 30, 1993, by and among the sellers identified therein, Heritage Associates Limited
                  Partnership and MHC Acquisition Corporation

(a)      10.18    First Amendment to Option Agreement, dated September 3, 1998, by and among the sellers identified therein, Heritage Meridian
                  Limited Partnership and MHC Acquisition Corporation

(a)      10.19    Assignment of Option Agreement, dated September 3, 1998,
                  between Meridian Healthcare, Inc. and ET Sub-Meridian Limited
                  Partnership, L.L.P.

(a)      10.20    Schedule of Omitted Meridian Purchase Options

(a)      10.21    Sublease Agreement, dated September 3, 1998, by and between ET
                  Sub-Meridian Limited Partnership, L.L.P., as Landlord, and
                  Meridian Healthcare, Inc., as Tenant

(a)      10.22    Schedule of Omitted Meridian Sublease Agreements

(i)      10.23    Indemnification Agreement dated September 3, 1998 in favor of the persons and entities listed on Exhibit B thereto

(i)      10.24    Indemnification Consent and Acknowledgment Agreement dated
                  September 3, 1998 between the Operating Partnership and
                  Genesis

(i)      10.25    Guarantee Agreement dated September 3, 1998 between the
                  Operating Partnership and ET Sub-Meridian

(d)      10.26    Option Agreement by and between D. Lee McCreary, Jr. and the
                  Operating Partnership to purchase Mr. McCreary's controlling ownership interest in ET-Sub Vernon Court, L.L.C.

(d)      10.27    Employment Agreement between the Company and D. Lee McCreary,
                  Jr. dated as of October 13, 1999*

(j)      10.28    Separation Agreement and Release entered into as of June 7,
                  2002 by and between ElderTrust and John H. Haas*

         11.1     Computation of basic and diluted earnings per share

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Independent Auditors

-------------
*        Represents management contract or compensatory plan.

(a) Incorporated herein by reference to the Company's Form 8-K filed on October 10, 2002.
(b) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(c)      Incorporated by reference to the Company's Form 8-K filed on October
         20, 1999.
(d) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.
(e) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(f) Incorporated by reference to the Company's Form S-11 Registration Statement (No. 333-37451).
(g) Incorporated by reference to the Company's Form 8-K filed on December 11, 2000.
(h)      Incorporated by reference to the Company's Form 8-K filed on August 30,
         2002.
(i) Incorporated by reference to the Company's Form 8-K filed on September 18, 1998.
(j) Incorporate by reference to the Company's Form 10-Q for the quarter ended June 30, 2002.

                                   ELDERTRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002
                             (dollars in thousands)

                                        Initial Cost to
                                            Company              Cost       Gross Amount Carried at Close of Period
                                     ----------------------- Capitalized  ------------------------------------------
                                                Buildings    Subsequent
                                                   and           to             Buildings and              Accum.
     Description       Encumbrances    Land    Improvements Acquisition   Land   Improvements   Total(1)  Deprec.(2)
---------------------------------------------------------------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA              $    - (3)   $1,249   $11,243      $    -    $1,249    $11,243       $12,492      $1,940
   Clark's Summit, PA           - (3)      645     5,802          18       645      5,820         6,465       1,004
   Wilkes-Barre, PA         2,742          662     5,932           -       654      5,932         6,586         989
   Paoli, PA                9,589        1,128    10,079         208     1,152     10,287        11,439       1,775
   Macungie, PA                 - (3)      420     3,780           -       420      3,780         4,200         254
   Reading, PA                  - (3)      470     4,230           -       470      4,230         4,700         284
   Pottstown, PA                - (3)      360     3,240           -       360      3,240         3,600         218
   Kimberton, PA           10,050 (6)    1,239    10,834          10       970      8,763         9,733         412
   North Andover, MA        8,537        1,194    10,729           3     1,194     10,732        11,926       1,538
   Newton, MA              13,829        1,793    16,091           5     1,793     16,096        17,889       2,307
   Brookline, MA           10,926        1,468    13,217           -     1,469     13,161        14,630       1,886
                      ------------   -------------------------------   -------------------------------- -----------
     Subtotal              55,673       10,628    95,177         244    10,376     93,284       103,660      12,607
                      ------------   -------------------------------   -------------------------------- -----------

Independent Living Facility:
   Newton, MA              12,630        1,772    15,945           -     1,772     15,950        17,722       2,286
   Concord, NH              3,796          407     3,667           -       407      3,667         4,074         633
                      ------------   -------------------------------   -------------------------------- -----------
     Subtotal              16,426        2,179    19,612           -     2,179     19,617        21,796       2,919
                      ------------   -------------------------------   -------------------------------- -----------

Skilled Nursing Facilities:
   Philadelphia, PA             - (3)      985     8,821           1     1,135      8,821         9,956       1,522
   Lopatcong, NJ           10,500        1,490    13,406           -     1,490     13,406        14,896       2,313
   Phillipsburg, NJ             - (3)      679     6,110          10       230      2,312         2,542         170
   Wayne, PA                4,600          662     5,921       1,761       662      7,682         8,344       1,217
   Chester, PA             18,489 (4)    1,187    10,670           -     1,187     10,670        11,857       1,841
   Philadelphia, PA             - (4)    1,230    11,074           1     1,230     11,075        12,305       1,910
   Flourtown, PA           14,900 (5)      784     7,052           -       784      4,933         5,717       1,216
   Pennsburg, PA                - (5)    1,091     9,813          51     1,091      9,864        10,955       1,701
   La Plata, MD             9,208        1,306    11,751           4     1,306     11,778        13,084       1,788
   Voorhees, NJ            12,173        1,745    15,669           6     1,745     15,736        17,481       2,388
   Centerville, MD         10,033        1,424    12,809           5     1,424     12,840        14,264       1,949
   Dundalk, MD             13,484        1,916    17,241           6     1,916     17,281        19,197       2,622
   Towson, MD               3,883          546     4,912           2       546      4,924         5,470         748
   Severna Park, MD        12,958        1,841    16,567           6     1,841     16,606        18,447       2,520
   Westfield, NJ           16,484        2,345    21,092           8     2,345     21,142        23,487       3,209
                      ------------   -------------------------------   -------------------------------- -----------
   Subtotal               126,712       19,231   172,908       1,861    18,932    169,070       188,002      27,114
                      ------------   -------------------------------   -------------------------------- -----------

                                          Orig.
                                      Construct./       Date
     Description                    Renovation Date   Acquired
---------------------------------------------------------------
Assisted Living Facilities:
   Agawam, MA                                1997       Jan-98
   Clark's Summit, PA                        1996       Jan-98
   Wilkes-Barre, PA                          1993       Mar-98
   Paoli, PA                                 1995       Jan-98
   Macungie, PA                              1997       Jan-01
   Reading, PA                               1997       Jan-01
   Pottstown, PA                             1998       Jan-01
   Kimberton, PA                             1996       Jan-98
   North Andover, MA                         1995       Dec-98
   Newton, MA                           1905/1995       Dec-98
   Brookline, MA                             1995       Dec-98

     Subtotal


Independent Living Facility:
     Newton, MA                              1996       Dec-98
   Concord, NH                               1926       Jan-98

     Subtotal


Skilled Nursing Facilities:
   Philadelphia, PA                1930/1993/2000       Jan-98
   Lopatcong, NJ                        1984/1992       Jan-98
   Phillipsburg, NJ                     1930/1993       Jan-98
   Wayne, PA                            1920/1999       Jan-98
   Chester, PA                          1960/1983       Jan-98
   Philadelphia, PA                          1973       Jan-98
   Flourtown, PA                        1977/1991       Jan-98
   Pennsburg, PA                             1982       Jan-98
   La Plata, MD                              1983      Sept-98
   Voorhees, NJ                         1986/1988      Sept-98
   Centerville, MD                 1977/1983/1991      Sept-98
   Dundalk, MD                               1981      Sept-98
   Towson, MD                           1972-1973      Sept-98
   Severna Park, MD                          1982      Sept-98
   Westfield, NJ                   1970/1980/1994      Sept-98

     Subtotal

                                   ELDERTRUST
                            SCHEDULE III (continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002
                             (dollars in thousands)

                                        Initial Cost to
                                            Company              Cost       Gross Amount Carried at Close of Period
                                     ----------------------- Capitalized  ------------------------------------------
                                                Buildings    Subsequent
                                                   and           to             Buildings and              Accum.
     Description       Encumbrances    Land    Improvements Acquisition   Land   Improvements   Total(1)  Deprec.(2)
---------------------------------------------------------------------------------------------------------------------
Medical Office and Other Buildings:
   Upland, PA               2,520            -     4,383         129           -    4,610         4,610         771
   Drexel Hill, PA          5,717            -     8,132          86           -    8,285         8,285       1,413
   Forked River, NJ           482           62       563           -          62      563           625          97
                      ------------   -------------------------------   -------------------------------- -----------
     Subtotal               8,719           62    13,078         215          62   13,458        13,520       2,281
                      ------------   -------------------------------   -------------------------------- -----------

                      ------------   -------------------------------   -------------------------------- -----------
Total Operating          $207,530      $32,100  $300,775      $2,320     $31,549 $295,429      $326,978     $44,921
                      ============   ===============================   ================================ ===========

                                          Orig.
                                      Construct./       Date
     Description                    Renovation Date   Acquired
---------------------------------------------------------------
Medical Office and Other Buildings:
   Upland, PA                             1977       Jan-98
   Drexel Hill, PA                   1984/1997       Feb-98
   Forked River, NJ                       1996       Jan-98

     Subtotal



Total Operating

(1)      The aggregate cost for Federal income tax purposes is $216,699.
(2) Depreciation expense is calculated using a 28.5 year composite life for both building and equipment.
(3) Encumbered by the Guidance Line in the aggregate amount of $3.1 million.
(4)&(5)  This is a single note which covers both properties.
(6) This property was classified as held for sale prior to November 1, 2001. The asset value and accumulated depreciation have been adjusted according to SFAS 144. See "Item 2 - Properties"

                 Properties Held for Sale at December 31, 2002:

                                        Initial Cost to
                                            Company              Cost       Gross Amount Carried at Close of Period
                                     ----------------------- Capitalized  ------------------------------------------
                                                Buildings    Subsequent
                                                   and           to             Buildings and              Accum.
     Description       Encumbrances    Land    Improvements Acquisition   Land   Improvements   Total(1)  Deprec.(2)
---------------------------------------------------------------------------------------------------------------------
Medical Office Building:
   Salisbury, MD          $ 1,022         $135    $1,212      $   75        $142     $973        $1,115        $189
                      -----------   --------------------------------   -------------------------------- -----------

    Asset Held for Sale   $ 1,022         $135    $1,212      $   75        $142     $973        $1,115        $189
                      ===========   ================================   ================================ ===========

                                          Orig.
                                      Construct./       Date
     Description                    Renovation Date   Acquired
---------------------------------------------------------------
Medical Office Building:
   Salisbury, MD                          1984         Jan-98


    Asset Held for Sale

The following represents a roll forward of the balance of real estate properties and related accumulated depreciation from January 1, 1999 to December 31, 2002:

                                                                                   Accumulated
                                                            Cost Basis             Depreciation
                                                           ------------           --------------
Balance at December 31, 1999                                $ 181,861                 $ 10,180

Additions/(reductions) during period:
     Assets held for sale written down to fair value           (5,932)                    (626)
     Assets held for sale reclassed on balance sheet          (12,666)                  (1,301)
     Improvements                                                 626                       66

Real estate properties depreciation for the period                  -                    5,766
                                                            ---------                 --------

Balance at December 31, 2000 (1)                            $ 163,889                 $ 14,085

Additions during period:
     Acquisitions (2)                                          12,650                      362
     Asset previously held for sale (3)                         9,695                       59
     Improvements                                                 171                       75

Real estate properties depreciation for the period                  -                    5,164
                                                            ---------                 --------

Balance at December 31, 2001                                $ 186,405                 $ 19,745

Additions during period:
      Assets written down to fair value                        (2,119)                       -
      Assets held for sale reclassed on balance sheet          (1,115)                    (189)
      Assets held for sale written down to fair value            (315)                       -

      Acquisition of property through the consolidation
         of Meridian, Cabot and Cleveland                     143,782                   18,260
      Improvements                                                340                       81

Real estate properties depreciation for the period                  -                    7,024
                                                            ---------                 --------

Balance at December 31, 2002                                $ 326,978                 $ 44,921
                                                            =========                 ========

(1) Balance does not reflect assets held for sale. Assets held for sale are disclosed separately on the Balance Sheet.
(2) Represents three assisted living properties and land on one additional property acquired through the debt restructuring with Genesis on January 31, 2001.
(3) Represents the Woodbridge property located in Kimberton, PA. This asset was reclassified from held for sale on November 1, 2001.