Form 10-Q
period 2003-03-31
ELDERTRUST
filed 2003-05-15
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2003

                                   or

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

                      Yes  X                No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes ___               No  X


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Outstanding at April 30, 2003
   -----------------------------     ---------------------------------
    Common shares of beneficial                7,711,811
     interest, $0.01 par value
           per share


                                ELDERTRUST
                                 FORM 10-Q
                  FOR THE QUARTER ENDED MARCH 31, 2003

                            TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                 Page
                                                                  ----

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2003 (unaudited) and December 31, 2002........  1

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2003 and
          2002 (unaudited)........................................  2

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2003 and 2002
          (unaudited).............................................  3

          Notes to Unaudited Condensed Consolidated Financial
          Statements..............................................  4

     Item 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations.................  9

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk......................................... 20

     Item 4.  Controls and Procedures............................. 20

PART II:    OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.................... 21

SIGNATURES........................................................ 22

CERTIFICATIONS.................................................... 23

EXHIBIT INDEX..................................................... 25


                                    i

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELDERTRUST
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                               March 31,
                                                 2003       December 31,
                                              (unaudited)      2002
                                              --------------------------
                     ASSETS
Assets:
   Real estate properties, at cost              $305,435      $306,553
   Less accumulated depreciation and
    amortization of capital leases               (46,307)      (44,921)
   Land                                           20,425        20,425
                                              --------------------------

      Net real estate properties                 279,553       282,057
   Property held for sale                              -           926
   Cash and cash equivalents                       5,318         7,398
   Restricted cash                                11,322        11,259
   Accounts receivable, net of allowance
     of $29 and $16, respectively                    105           119
   Accounts receivable from unconsolidated
      entities                                         -            65
   Prepaid expenses                                  956           613
   Investment in and advances to
     unconsolidated entities, net of
     allowance of $1,292 at December 31, 2002          -         3,187
   Other assets, net of accumulated amortization
     and depreciation of $1,214 and $1,128,
     respectively                                    995         1,151
                                              --------------------------
                                                $298,249      $306,775
                                              ===========================


    LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
   Guidance line                                $      -      $  3,067
   Accounts payable and accrued expenses           1,441         1,441
   Accounts payable to unconsolidated entities         -            47
   Mortgages, bonds, note payable and capital
     lease obligations                           202,591       205,896
   Notes payable to unconsolidated entities            -         3,844
   Distributions payable                           1,281             -
   Other liabilities                               6,262         6,267
                                              --------------------------
     Total liabilities                           211,575       220,562
                                              --------------------------

Minority interest                                  3,480         3,469

Shareholders equity:
   Preferred shares, $.01 par value;
     20,000,000 shares authorized;
     none outstanding                                  -             -
   Common shares, $.01 par value;
     100,000,000 shares authorized;
     7,711,811 and 7,540,142 shares
     issued and outstanding,
     respectively                                     77            75
Capital in excess of par value                   122,149       121,988
Deficit                                          (39,032)      (39,319)
                                              --------------------------
     Total shareholders equity                    83,194        82,744
                                              --------------------------
        Total liabilities and
          shareholders equity                   $298,249      $306,775
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

                                ELDERTRUST
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)


                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      2003       2002
                                                   ----------------------
Revenues:
   Rental                                            $8,039      $4,636
   Interest                                              65          75
   Interest from unconsolidated equity investees          -         914
   Other income                                           -         210
                                                   ----------------------
     Total revenues                                   8,104       5,835
                                                   ----------------------

Expenses:
   Property operating expenses                          294         428
   Interest expense, including amortization
     of deferred finance costs                        3,623       2,120
   Depreciation                                       2,612       1,491
   General and administrative                           824         616
   Bad debt expense (recovery)                         (894)         19
                                                   ----------------------
     Total expenses                                   6,459       4,674
                                                   ----------------------

Net income before equity in losses of
 unconsolidated entities and minority interest        1,645       1,161

Equity in losses of unconsolidated entities, net          -        (520)
Minority interest                                       (54)        (36)
                                                   ----------------------

Income from continuing operations                     1,591         605

Income (loss) on discontinued operations, net
  of minority interest                                  (71)          5
                                                   ----------------------

Net income                                           $1,520        $610
                                                   ======================

Income (loss) Per Share
---------------------------------------------------
Basic weighted average number of common shares
 outstanding                                          7,597       7,337
                                                   ----------------------

Basic income per share from continuing operations     $0.21       $0.08
Basic loss per share from discontinued operations    ($0.01)          -
Basic net income per share                            $0.20       $0.08

Diluted weighted average number of common shares
  outstanding                                         7,649       7,680
                                                   ----------------------

Diluted income per share from continuing operations   $0.21       $0.08
Diluted loss per share from discontinued operations  ($0.01)          -
Diluted net income per share                          $0.20       $0.08




                See accompanying notes to unaudited condensed
                      consolidated financial statements.

                               ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      2003       2002
                                                   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $1,520       $610
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    2,718      1,650
     Bad debt expense (recovery)                       (894)        19
     Loss on sale of property, plant and equipment       37          -
     Minority interest and equity in losses from
       unconsolidated entities                           51        556
     Net changes in assets and liabilities:
        Accounts receivable and prepaid expenses       (106)       (37)
         Accounts payable and accrued expenses           13        (73)
         Deferred lease costs                             -       (154)
         Other                                          (10)      (693)
                                                   ----------------------
     Net cash provided by operating activities        3,329      1,878

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (105)      (112)
  Proceeds from affiliates                                -         52
  Net change in restricted cash                         (76)       796
  Other, net                                            (26)         -
                                                   ----------------------
     Net cash provided by (used in) investing
        activities                                     (207)       736

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under guidance line/bank
     credit facility                                 (3,067)    (2,700)
   Principal payments on mortgages and bonds
     payable                                         (2,298)      (397)
   Stock options exercised                              163          -
   Other                                                  -        (20)
                                                   ----------------------
     Net cash used in financing activities           (5,202)    (3,117)
                                                   ----------------------

Net decrease in cash and cash equivalents            (2,080)      (503)
Cash and cash equivalents, beginning of period        7,398      2,676
                                                   ----------------------
Cash and cash equivalents, end of period             $5,318     $2,173
                                                   ======================

Supplemental cash flow information:
Cash paid for interest                               $3,497     $2,024
                                                   ======================

               See accompanying notes to unaudited condensed
                    consolidated financial statements.

                               ELDERTRUST
                           NOTES TO CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (ElderTrust or the Company) should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1.  Certain Significant Risks and Uncertainties

Liquidity

     The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a real estate investment trust for federal income tax purposes.

     On August 30, 2002, ElderTrust entered into the Guidance Line with Wachovia Bank. Funds provided under this agreement to the borrower, ElderTrust Operating Limited Partnership (the Operating Partnership), of approximately $3.1 million were used to pay off the then existing credit facility, and to pay certain transaction and other costs. On January 27, 2003, the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of March 31, 2003, the Company has $7.5 million available to borrow, subject to lender approval and borrowing base limitations.

     At December 31, 2002, the Company had three non-recourse mortgage loans with an aggregate principal balance of $30 million secured by four properties. The loan matured in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lopatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment and reduced the balance outstanding from $4.6 million to $3.5 million. The lender has extended the maturity date of the remaining mortgage loan with a loan balance of $14.5 million at March 31, 2003, which is secured by the Harston Hall and Pennsburg properties, until June 10, 2003 to provide time for the lender and the Company to negotiate a resolution of this loan. Based upon conversations with the lender, the Company believes that several alternatives may be available to satisfy the Companys obligation under this loan, including, among other alternatives, a further extension of the loan as a cash flow mortgage, sale of the properties or a title transfer via a deed in lieu of foreclosure transaction. At March 31, 2003, the Harston Hall and Pennsburg properties had a net book value of $13.6 million. During the three months ended March 31, 2003, the Company derived $0.5 million of revenue and net income of $0.2 million from the properties. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust.

                               ELDERTRUST
                           NOTES TO CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company has a working capital deficit of $14.7 million at March 31, 2003, resulting primarily from the mortgage loan secured by the Harston Hall and Pennsburg properties being currently due.

2.  Investments in Unconsolidated Entities

     During the quarter ended March 31, 2003, the Company acquired the 5% controlling ownership interest in ET Capital Corp. (ET Capital) from D. Lee McCreary, Jr., ElderTrusts President and Chief Executive Officer, for nominal consideration. The Company has owned a non-controlling 95% interest in this entity since 1998.

     The Company previously accounted for its investment in ET Capital under the equity method. As of and for the three months ended March 31, 2003, the Company consolidated the assets and liabilities and results of operations of ET Capital with the Companys other operations. The Company recorded a bad debt recovery as amounts previously deemed uncollectible have been realized.

3.   Discontinued Operations

     Under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to reclassify from continuing operations to discontinued operations, the results of operations from any property that is disposed of or is classified as held for sale and where the Company will not have significant continuing involvement.

     The Salisbury Medical Office Building (SMOB), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Company sold the SMOB for approximately $1.0 million. These proceeds were used to payoff the $1.0 million of debt secured by the property.

     The following represents a summary of results of operations of the SMOB, which was classified in discontinued operations as of and for the quarters ended March 31, 2003 and 2002:


                               ELDERTRUST
                           NOTES TO CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                              For the three months ended
                                                      March 31,
                                              --------------------------
                                                   2003         2002
                                              --------------------------
                                              (unaudited, in thousands)

Rental revenue                                  $    17       $    46
Other income (expense)                               (5)           19
                                              --------------------------
  Total revenue                                      12            65

Interest expense                                     16            23
Depreciation and amortization                         -            11
Property operating expense                           24            17
General and administrative                            9             9
Loss on impairment of asset                          37             -
                                              --------------------------
  Total expenses                                     86            60

Income (loss) before minority interest              (74)            5

Minority interest                                     3             -
                                              --------------------------
Income (loss) from discontinued operations         ($71)        $   5
                                              ==========================


4.  Share Option Plans

     The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the current market price of the underlying shares on the date of grant exceeded the exercise price.

     No compensation expense has been recognized for options granted under the Companys Share Option and Incentive Plans as the Company adopted the disclosure-only provisions of SFAS No. 123, Stock Based Compensation. Under SFAS No. 123, compensation expense of $10,000 would have been recorded in the three months ended March 31, 2003 and 2002 for the Plans based upon the fair value of the option awards.

     Pro forma net income and net income per share would have been as follows:

                               ELDERTRUST
                           NOTES TO CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)



                                             For the three months ended
                                                       March 31,
                                             --------------------------
                                                2003            2002
                                             --------------------------
Net income, as reported                        $ 1,520       $   610
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                        10            10
Pro forma net income                             1,510           600
Net income per share, as reported
  basic and diluted                           $   0.20     $    0.08
Pro forma net income per share
  basic and diluted                           $   0.20     $    0.08

5.   Distributions

     Effective March 31, 2003, the Companys Board of Trustees authorized the payment of a quarterly distribution of $0.16 per common share to shareholders of record on April 28, 2003. The distribution will be paid on May 16, 2003.

6.   Income Per Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

                                              For the three months ended
                                                       March 31,
                                              --------------------------
                                                  2003           2002
                                              --------------------------
Basic net income (loss) per share:
----------------------------------------------
Weighted average common shares outstanding        7,597        7,337

  Income from continuing operations              $1,591         $605
  Basic income from continuing operations
    per share                                     $0.21        $0.08

  Income (loss) from discontinued operations       ($71)          $5
  Basic loss from discontinued operations per
    share                                        ($0.01)           -

  Net income                                     $1,520         $610
  Basic net income per share                      $0.20        $0.08

                               ELDERTRUST
                           NOTES TO CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS (continued)

Diluted net income (loss) per share:
----------------------------------------------
Weighted average common shares outstanding        7,597        7,337

Common stock equivalents stock options               52          343
                                              --------------------------
Total weighted average number of diluted
 shares                                           7,649        7,680
                                              ==========================

  Income from continuing operations              $1,591         $605
  Diluted net income from continuing
    operations per share                          $0.21        $0.08

  Loss from discontinued operations                ($71)          $5
  Diluted loss from discontinued operations
    per share                                    ($0.01)           -

  Net income                                     $1,520         $610
  Diluted net income per share                    $0.20        $0.08


     Units of ElderTrust Operating Limited Partnership are not included in the determination of weighted average common shares outstanding for purposes of computing diluted income per share as they are anti-dilutive.


ITEM 2.	Managements Discussion and Analysis of Financial Condition and
		         Results of Operations

Forward-Looking Statements

     Managements Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, ElderTrust or the Company). In general, these statements are identified by the use of forward looking words or phrases, including but not limited to intended, will, should, could, may, continues, continued, estimate, estimated, expects, expected, believes, anticipates and anticipated or the negative or variations thereof or similar terminology. These statements are not guarantees of the Companys future performance, and are subject to risks and uncertainties and other important factors that could cause the Companys actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

     * the ability of Genesis Health Ventures, Inc. (Genesis), the Companys principal tenant, to continue making lease payments to the Company;
     * the Companys ability to extend, refinance or repay its mortgage payable to JP Morgan, on the Harston Hall and Pennsburg properties, aggregating $14.5 million, when it becomes due on June 10, 2003;
     * fluctuation of interest rates;
     * availability, terms and use of capital;
     * general economic, business and regulatory conditions;
     * federal and state government regulation;
     * changes in Medicare and Medicaid reimbursement programs; and
     * competition.

     Refer to the Companys Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of these and other factors which management believes may impact the Company. The forward-looking statements included herein represent the Companys judgment as of the date of this Form 10 Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

     The Company is a self managed and self administered real estate investment trust (REIT) that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company is the general partner of, and conducts all of its operations through, ElderTrust Operating Limited Partnership (the Operating Partnership). At March 31, 2003, the Company owned a 96.3% interest in the Operating Partnership.

     The Companys consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At March 31, 2003, the Companys consolidated assets primarily consisted of a diversified portfolio of 31 healthcare properties with an aggregate value of $279.6 million. The portfolio consists of eleven assisted living facilities, fifteen skilled nursing facilities, seven of which are leased by the Company, two independent living facilities and three medical office and other buildings. Skilled nursing facilities and assisted and independent living facilities comprised approximately 96% of the Companys consolidated assets at March 31, 2003.

     Approximately 87% of the Companys consolidated assets at March 31, 2003 consisted of properties leased to or managed by subsidiaries of Genesis or entities in which it has an equity interest (Genesis Equity Investees). Revenues recorded by the Company in connection with these leases aggregated $7.1 million during the first quarter of 2003 and $3.7 million during the first quarter of 2002. As a result of these relationships with Genesis, the Companys revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Companys operations and cash flows due to the significant portion of our properties leased to such entities.

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

     The Companys critical accounting policies are as follows:

     Impairment of Long Lived Assets

     The Company reviews its long lived assets for impairment under criteria set forth under accounting principles generally accepted in the United States of America. These criteria require that a review be performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when managements intended use of an asset has changed. Once circumstances require a review the asset is tested to determine if it is impaired. An asset is impaired if the carrying amount of an asset is greater than the future net cash flows, measured on an absolute basis, expected to be generated by the asset. If the asset is impaired, the Company records an impairment charge equal to the assets carrying amount over its estimated fair value.

     Real Estate Properties

     Real estate properties are recorded at cost less accumulated depreciation and amortization and impairment charges. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, external due diligence costs and market interest rate adjustments on assumed debt directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight line basis over an estimated composite useful life of twenty eight and one half years for buildings and improvements.

     We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

     * our board has approved the sale, and
     * we have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale and does not contain any significant contingencies related to the completion of the transaction.

     We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. We segregate the held for sale properties on our consolidated balance sheet.

     Revenue Recognition

     The Companys real estate assets are leased to operators primarily through long term triple net leases. These leases generally take the form of percentage, minimum or fixed rents. Lease payments are recognized as revenue when earned, based on the provisions of the underlying leases. The Company reports base rental revenue on these leases using the straight line method over the terms of the respective leases. The Company records an unbilled rent receivable or payable representing the amount that the straight line rental revenue exceeds or reduces the rent currently collectible under the lease agreements.

Possible Spin Off by Genesis of its Eldercare Business

     In February 2003, Genesis announced that its Board of Directors had approved the spin off of its ElderCare business to its stockholders. This business includes our tenants that are currently owned, in whole or in part, by Genesis, as well as Genesis other senior housing asset based businesses. Under our lease terms, any assignment of the leases to a party in which Genesis has no ownership interest would require our consent, which may not be unreasonably withheld. These leases are guaranteed by Genesis. If the leases are assigned with our consent, the Genesis guarantee would be eliminated. However, we would be entitled to obtain guarantees from other parties in control of the tenant. Conversely, if the leases are assigned without our consent, the Genesis guarantee would remain in effect. We believe that the transaction proposed by Genesis may constitute an assignment of the leases. As a result, the transaction may require our consent should Genesis desire to eliminate its obligations under its guarantees. In determining whether to provide our consent, we intend to evaluate the current and expected operating performance of the leased properties and determine the need for, and availability of, substitute credit enhancements. The spin-off is expected to be completed during the latter part of 2003. To date, Genesis has not provided us with any financial information regarding the proposed spin-off. However, we have begun preliminary discussions with Genesis regarding the possible release of its guarantee.

Results of Operations

     Three months ended March 31, 2003 compared with the three months ended March 31, 2002

     Revenues

     Rental revenues were $8.0 million and $4.6 million for the three months ended March 31, 2003 and 2002, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $7.1 million and $3.7 million, or 89 % and 80% of total rental revenues, respectively, for the three months ended March 31, 2003 and 2002, respectively. The amounts and percentages for the three months ended March 31, 2003 are higher than the corresponding period in 2002 primarily due to the consolidation during the third quarter of 2002 of three entities in which the Company held a 99% non-controlling interest. These entities generated $3.4 million of rental revenue during the first quarter of 2003.

     Interest income was $65,000 and $75,000 for the quarters ended March 31, 2003 and 2002, respectively. Interest income for the quarters ended March 31, 2003 and 2002 is primarily the result of interest earned on
security and other deposits and reserves held by the Company.   The
decrease in interest income is the result of lower investment interest rates available from commercial institutions as compared to the first quarter of 2002.

     Interest income from unconsolidated equity investees was $0.9 million for the quarter ended March 31, 2002. These amounts are no longer applicable following the consolidation of the related entities during the third quarter of 2002.

     Other income of $210,000 was recognized during the first quarter of 2002, resulting primarily from a $180,000 gain recognized by the Company on the sale of shares that were pledged as part of a former tenants security deposit obligation under its lease of one of the Companys facilities. The shares were sold by the Company to a third party of which the Companys chairman was a principal stockholder.

     Expenses

     Property operating expenses were $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. Property operating expenses were greater in the 2002 quarter due to the Company having paid real estate taxes related to one property due to a default on the part of the former tenant.

     Interest expense, which includes amortization of deferred financing costs of $102,000 and $74,000, was $3.6 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $1.5 million is primarily due to the consolidation of previously unconsolidated entities. Of the increase, approximately $1.7 million represents interest expense incurred by those entities. The increase in interest expense was partially offset by lower LIBOR rates and lower debt balances during 2003 as compared to the comparable period in 2002.

     Depreciation expense was $2.6 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. This increase is due to the consolidation of previously unconsolidated entities during the third quarter of 2002.

     General and administrative expenses were $0.8 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. Of this $0.2 million increase, approximately $88,000 is due to higher accounting, legal and other expense accruals associated with the implementation of the Sarbanes Oxley Act of 2002. Approximately
$33,000 is due to the Company having moved into new corporate office space during the fourth quarter of 2002, approximately $47,000 is due to an engineering study performed in 2003 on our properties and approximately $25,000 is due to increased insurance premiums.

     Bad debt expense for the quarter ended March 31, 2003 includes a recovery of amounts previously deemed uncollectible.

     Net loss from discontinued operations for the quarter ended March 31, 2003 was $71,000 compared to net income from discontinued operations of $5,000 for the quarter ended March 31, 2002. The Salisbury Medical Office Building (SMOB), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Company sold the SMOB for approximately $1.0 million. The sales proceeds were used to payoff the $1.0 million of debt secured by the property. Loss from discontinued operations in 2003 includes a loss on the sale of the property of $37,000 related to additional costs and legal fees incurred in connection with the closing of the sale of the property.

     Liquidity and Capital Resources

     Net cash provided by operating activities was $3.3 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively. This increase of $1.4 million is primarily due to a $0.9 million increase in net income and a $1.1 million increase in depreciation as a result of the consolidation of the previously unconsolidated entities, offset in part, by a $0.5 million decrease in minority interest and equity in losses of unconsolidated subsidiaries resulting from the consolidation of the previously unconsolidated entities.

     Net cash used in investing activities was $0.2 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $0.7 million for the corresponding period in 2002. The decrease in net cash provided by investing activities was primarily due to a $76,000 increase in the required level of restricted cash in 2003 compared to $0.8 million of restricted cash including security deposits that was released from escrow accounts in connection with a change in the tenant at the Companys Woodbridge facility in 2002.

     Net cash used in financing activities was $5.2 million for the three months ended March 31, 2003 compared to $3.1 million for the corresponding period in 2002. This increase in cash used by financing activities is a result of paying off the Guidance Line balance of $3.1 million during 2003, which resulted in $0.4 million of increased payments over the corresponding period in 2002 to lenders on the Companys prior credit facility and an increase in principal payments on mortgage and bonds payable of approximately $1.9 million as compared to 2002.

     On August 30, 2002, ElderTrust entered into the Guidance Line. Initial borrowings under the Guidance Line of approximately $3.1 million were used to pay off the Companys prior credit facility and to pay certain transaction and other costs. ElderTrust guaranteed the Guidance Line. As of March 31, 2003, there were no amounts outstanding under the Guidance Line and the Company has $7.5 million available to borrow, subject to lender approval and borrowing base limitations.


     At December 31, 2002 the Company had three non-recourse mortgage loans with an aggregate principal balance of $30 million secured by four properties. The loans matured in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lopatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment and reduced the balance outstanding from $4.6 million to $3.5 million. The lender has extended the maturity date of the remaining mortgage loan with a balance of $14.5 million at March 31, 2003, which is secured by the Harston Hall and Pennsburg properties, until June 10, 2003 to allow the time for the lender and the Company to negotiate a resolution of this loan. Based upon conversations with the lender, the Company believes that several alternatives may be available to satisfy the Companys obligation under this loan, including, among other alternatives, a further extension of the loan as a cash flow mortgage, a sale of the properties or a title transfer via a deed in lieu of foreclosure transaction. At March 31, 2003, the Harston Hall and Pennsburg properties had a net book value of $13.6 million. During the three months ended March 31, 2003, the Company derived $0.5 million of revenue and net income of $0.2 million from the properties. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust.

     The Company has a working capital deficit of $14.7 million at March 31, 2003 resulting primarily from the mortgage loan secured by the Harston Hall and Pennsburg properties being currently due.

      As of March 31, 2003, the Company had shareholders equity of $83.2 million and debt aggregating $202.6 million, which represents a debt to equity ratio of 2.44 to 1. The debt to equity ratio was 2.57 to 1 at December 31, 2002. The decrease in the debt to equity ratio was primarily due to a $10.2 million reduction in debt from December 31, 2002 to March 31, 2003, which included the repayment of the Guidance Lines outstanding balance of $3.1 million, the repayment of the Salisbury Medical Office Building mortgage loan of approximately $1.0 and $3.7 million of notes payable to ET Capital, which were eliminated in the consolidation of that entity during the quarter.

      At March 31, 2003, the Companys third party indebtedness of $202.6 million consisted of $28.5 million in variable rate debt, $108.7 million in fixed rate debt and a capital lease obligation of $65.4 million. The weighted average annual interest rate on this debt was 6.8% at March 31, 2003. Based on interest rates at March 31, 2003, quarterly debt service requirements related to this debt approximate $4.5 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Companys cash flow and its ability to pay its obligations.

     Facilities owned by the Company and leased to tenants under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 91% of the Companys rental revenues at March 31, 2003. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Contractual Obligations and Commercial Commitments

     The following table represents the Company's contractual obligations as of March 31, 2003 (amounts in thousands):

                                  Payments due by period:
                                 Less than   1 to 2    3 to 4   5 years
                        Total     1 year     years     years   and after
                      ---------------------------------------------------
Long term debt        $ 202,591  $ 17,860  $ 21,755   $ 7,880  $ 155,096
Operating leases            735       122       169       174        270
                      ---------------------------------------------------
Total contractual
   obligations        $ 203,326   $17,982  $ 21,924   $ 8,054  $ 155,366
                      ===================================================

     As of March 31, 2003, the Companys commercial commitments consisted of the following:

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

Financial Covenants

     Certain of the Companys indebtedness contain various financial and other covenants. At March 31, 2003, the Company was in compliance with these requirements.

     The following table sets forth the material financial covenants to which we are subject under our indebtedness, and the degree to which we complied with those covenants as of March 31, 2003:

                                                      Actual Ratio/Test
  Financial Covenant          Required Ratio/Test    as of March 31, 2003
-------------------------------------------------------------------------
Minimum tangible net worth         $75.0 million         $86.7 million
Total leverage ratio               Less than 65%          58.6%
Minimum interest coverage ratio    Greater than 1.75       2.04
Minimum fixed charge ratio         Greater than 1.50       1.60
EBITDA to interest expense (1)     Greater than 1.80       1.96

(1) This interest coverage ratio requirement increases to 1.90:1 after June 30, 2004.

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

     The following table presents the Companys Funds from Operations for the periods presented below:

                                                For the three months
                                                  ended March 31,
                                             -------------------------
                                                  2003       2002
                                             -------------------------
                                             (unaudited, in thousands)
Funds from Operations:
   Net income                                    $1,520       $610
   Minority interest                                 51         36
   Net income before minority interest            1,571        646
   Adjustments:
     Real estate depreciation and
       amortization:

       Consolidated entities                      2,608      1,500
       Unconsolidated entities                        -      1,122
   Other items:
       Loss from sale of property                    37          -
                                             -------------------------
   Funds from Operations before allocation
    to minority interest                          4,216      3,268
   Less:
     Funds from Operations allocable to
       minority interest                           (150)      (169)
                                             -------------------------
     Funds from Operations attributable to
       the common shareholders                   $4,066     $3,099
                                             =========================


     The following table presents information from the Companys statement of cash flows for the periods presented:

                                                For the three months
                                                  ended March 31,
                                             -------------------------
                                                  2003       2002
                                             -------------------------
                                             (unaudited, in thousands)
Other Data:
 Cash flow provided by operating activities     $3,329      $1,878
                                             -------------------------
 Cash flow provided by (used in) investing
   activities                                     (207)        736
                                             -------------------------
 Cash flow used in financing activities         (5,202)     (3,117)
                                             -------------------------

     The following is a summary of capital expenditures for the periods presented:

                                                For the three months
                                                  ended March 31,
                                             -------------------------
                                                  2003       2002
                                             -------------------------
                                             (unaudited, in thousands)
Recurring capital expenditures:
  Furniture, fixtures and equipment               $  6       $  14
  Capital improvements                              76           -
                                             -------------------------
                                                    82          14
                                             -------------------------
  Major renovations                                 23          98
                                             -------------------------
  Total capital expenditures                      $105        $112
                                             =========================


     Recurring capital expenditures include those expenditure made in the normal course of operations for corporate/administrative items and for routine improvements to the Companys existing properties.

     Major renovations include those expenditures which are larger in scope than recurring capital expenditures both in dollar value and time to complete and generally enhance the marketability and revenue producing capacity or useful life of the property.

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Companys consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was taken from Genesis quarterly report on Form 10-Q for the quarter ended March 31, 2003 and 2002 as filed with the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended, (the Exchange Act).

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

     The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the quarters ended December 31, 2002 and 2001.

                                                 For the three months
                                                  ended December 31,
                                              --------------------------
                                                  2002         2001
                                              --------------------------
                                              (unaudited, in thousands,
                                                  except share and
                                                   per share data)
Operations Data
----------------------------------------------
Net revenues                                     $669,511    $635,631
Net gain from break-up fee and other settlements  (12,306)          -
Depreciation and amortization                      16,671      15,128
Lease expense                                       7,162       6,919
Interest expense, net                              11,405      11,730
Income before income tax, minority interest
  and equity in net loss of unconsolidated
  affiliates                                       28,108      26,836
Income tax expense                                 10,961      10,466
                                              --------------------------
Income before minority interest, equity in net
  loss of unconsolidated affiliates and
  cumulative effect of accounting change           17,147      16,370

Minority interest                                  (1,115)       (157)
Equity in net income of unconsolidated
  affiliates                                          147         615
                                              --------------------------
Net income before preferred stock dividends        16,179      16,828
Preferred stock dividends                             683         630
                                              --------------------------
Income from continuing operations                  15,496      16,198
Loss from discontinued operations                  (3,559)       (599)
                                              --------------------------
Net income available to common shareholders       $11,937     $15,599

Per common share data:
   Basic:
     Income from continuing operations              $0.37       $0.39
     Loss from discontinued operations             ($0.09)     ($0.01)
     Net income                                     $0.29       $0.38
     Weighted average shares                   41,457,531  41,037,500
   Diluted:
     Income from continuing operations              $0.37       $0.39
     Loss from discontinued operations             ($0.09)     ($0.01)
     Net income                                     $0.29       $0.38
     Weighted average shares from
       continuing operations                   43,711,802  43,163,914
     Weighted average shares net
       income                                  41,497,591  43,163,914


                                               December 31, September 30,
                                               --------------------------
                                                   2002         2002
                                               --------------------------
                                                  (unaudited, dollars
                                                      in thousands)
Balance Sheet Data
------------------------------------------------
  Working capital                                 $ 416,223   $ 449,006
  Total assets                                    1,961,961   1,989,495
  Long-term debt                                    613,377     648,939
  Shareholders equity                               927,530     914,123

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Companys bonds payable and most of the Company's mortgages bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its Guidance Line and variable rate mortgages. The Company utilizes interest rate cap provisions within its debt agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments. Refer to the Companys Annual Report on Form 10-K for the year ended December 31, 2002 for discussion of the market risk associated with these financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The carrying value of the Companys fixed rate mortgages, bonds and note payable at March 31, 2003 is $108.7 million. The fair value of fixed rate debt is approximately $114.2 million at March 31, 2003.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on variable rate mortgages at March 31,

2003 was 4.4%. Assuming the variable rate mortgage balances outstanding at March 31, 2003 of $28.5 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $285,000.

     The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Companys cash flow and its ability to pay its obligations.

ITEM 4.  Controls and Procedures

     Our principal executive officer and principal financial officer,
D. Lee McCreary, Jr., evaluated, within 90 days prior to the filing of this Form 10-Q, the effectiveness of the design and operations of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. As a result of this evaluation, Mr. McCreary concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

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

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter . ended March 31, 2003:

     Date of Filing        Items Reported/Financial Statements Filed
     --------------        -----------------------------------------

     March 3, 2003         Item 5.  Other Events
     March 28, 2003        Item 5.  Other Events

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.


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

I, D. Lee McCreary, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ElderTrust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

       c) presented in this quarterly report my conclusions about the effectiveness of the disclosure control and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                              /s/ D. Lee McCreary, Jr.
                                              --------------------------
                                              D. Lee McCreary, Jr.
                                              President, Chief Executive
                                              Officer, Chief Financial
                                              Officer, Treasurer and
                                              Secretary
                                              (Principal Financial and
                                              Accounting Officer)


                             EXHIBIT INDEX

Exhibit No        Description

10.1              Amendment No. 1 to 1999 Share Option and Share
                  Incentive Plan*
11.1              Computation of basic and diluted earnings per share
-----------------
*   Represents management contract or compensatory plan.

EXHIBIT 10.1

                                 ELDERTRUST

                               AMENDMENT NO. 1
                                   TO

                  1999 SHARE OPTION AND INCENTIVE PLAN

          ElderTrust, a Maryland real estate investment trust (the Company), hereby amends the terms of the ElderTrust 1999 Share Option and Incentive Plan (the 1999 Plan) as follows:

     1. Section 5(a)(iv)(B) of the 1999 Plan is hereby deleted in its entirety and replaced with the following new Section 5(a)(iv)(B):

     (B)(I) In the form of Shares that are not then subject to restrictions under any Company plan and that have been beneficially owned by the participant for at least six months, or (II) through the withholding by the Company of Shares that are otherwise issuable upon exercise of the Share Option, in each case if permitted by the Administrator in its discretion. Such surrendered or withheld Shares shall be valued at Fair Market Value on the exercise date.

     2. In all other respects the 1999 Plan is unchanged.



     This Amendment No. 1 to 1999 Share Option and Incentive Plan was duly adopted and approved by the Board of Trustees of the Company on March 27, 2003.


                                            /s/ D. Lee McCreary, Jr
                                            -----------------------
                                            D. Lee McCreary, Jr.
                                            Secretary



EXHIBIT 11.1


                    COMPUTATION OF BASIC AND DILUTED
                    NET INCOME (LOSS) PER SHARE FOR
             THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:


                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                      2003      2002
                                                   --------------------
Basic net income per share:
--------------------------------------------------
Weighted average common shares outstanding            7,597    7,337

   Net income from continuing operations             $1,591     $605
   Basic net income from continuing operations
     per share                                        $0.21    $0.08

   Income (loss) from discontinued operations          ($71)      $5
   Basic loss from discontinued operations per
     share                                           ($0.01)       -

   Net income                                        $1,520     $610
   Basic net income per share                         $0.20    $0.08


Diluted net income per share:
--------------------------------------------------
Weighted average common shares outstanding            7,597    7,337

Common stock equivalents - stock options and
   warrants                                              52      343
                                                   --------------------
Total weighted average number of diluted shares       7,649    7,680
                                                   ====================


   Net income from continuing operations             $1,591     $605
   Diluted net income from continuing operations
      per share                                       $0.21    $0.08

   Income (loss) from discontinued operations          ($71)      $5
   Diluted loss from discontinued operations
      per share                                      ($0.01)       -

   Net income                                        $1,520     $610
   Diluted net income per share                       $0.20    $0.08