Form 10-Q
period 2003-06-30
ELDERTRUST
filed 2003-08-14
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-Q
(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2003

                                   or

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

                    Yes __X__                 No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes  ____                 No __X__


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

                Class                    Outstanding at July 31, 2003
___________________________________     _______________________________
 Common shares of beneficial                       7,711,811
interest, $0.01 par value per share






                                ELDERTRUST
                                FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2003

                            TABLE OF CONTENTS



PART I:	FINANCIAL INFORMATION                                Page

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of June
           30, 2003 (unaudited) and December 31, 2002.........     1

          Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2003 and 2002
           (unaudited)........................................     2

          Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002
           (unaudited)........................................     3

          Notes to Unaudited Condensed Consolidated Financial
           Statements.........................................     4

     Item 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations.............    10

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.....................................    25

     Item 4.  Controls and Procedures.........................    26

PART II:	OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security
              Holders.........................................    26

     Item 6.  Exhibits and Reports on Form 8-K................    27

SIGNATURES....................................................    28

EXHIBIT INDEX.................................................    29

                                   i



                    PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                ELDERTRUST
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                  June 30,
                                                    2003    December 31,
                                                (unaudited)     2002
                                                ------------------------
                       ASSETS
Assets:
  Real estate properties, at cost                 $303,535     $306,553
  Less accumulated depreciation and
   amortization of capital leases                  (48,832)     (44,921)
  Land                                              20,425       20,425
                                                ------------------------
     Net real estate properties                    275,128      282,057
  Property held for sale                                 -          926
  Cash and cash equivalents                          6,348        7,398
  Restricted cash                                   11,288       11,259
  Accounts receivable, net of allowance of $28
  and $16, respectively                                128          119
  Accounts receivable from unconsolidated entities       -           65
  Prepaid expenses                                     742          613
  Investment in and advances to unconsolidated
   entities, net of allowance of $1,292 at
   December 31, 2002                                     -        3,187
  Other assets, net of accumulated amortization
   and depreciation of $1,331 and $1,128,
   respectively                                        956        1,151
                                                ------------------------
                                                  $294,590     $306,775
                                                ========================

       LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
  Guidance line                                   $      -     $  3,067
  Accounts payable and accrued expenses              1,250        1,441
  Accounts payable to unconsolidated entities            -           47
  Mortgages,  bonds, note payable and capital
   lease obligations                               201,612      205,896
  Notes payable to unconsolidated entities               -        3,844
  Other liabilities                                  6,254        6,267
                                                ------------------------
     Total liabilities                             209,116      220,562
                                                ------------------------

Minority interest                                    3,438        3,469

Shareholders equity:
  Preferred shares, $.01 par value; 20,000,000
   shares authorized; none outstanding
  Common shares, $.01 par value; 100,000,000
   shares authorized; 7,711,811 and 7,540,142
   shares issued and outstanding, respectively          77           75
  Capital in excess of par value                   122,156      121,988
  Deficit                                          (40,197)     (39,319)
                                                ------------------------
     Total shareholders equity                      82,036       82,744
                                                ------------------------
  Total liabilities and shareholders equity       $294,590     $306,775
                                                ========================


                See accompanying notes to unaudited condensed
                     consolidated financial statements.

                               ELDERTRUST
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (in thousands, except per share amounts)


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                  2003       2002       2003      2002
                                 ---------------------------------------
Revenues:
  Rental                          $8,050   $4,618    $16,089    $9,254
  Interest                            69       70        134       144
  Interest from unconsolidated
   equity investees                    -      922          -     1,837
  Other income                         -       24          -       234
                                 ---------------------------------------
    Total revenues                 8,119    5,634     16,223    11,469
                                 ---------------------------------------

Expenses:
  Property operating expenses        314      285        607       713
  Interest expense, including
   amortization of deferred
   finance costs                   3,600    2,100      7,223     4,220
  Depreciation and amortization    2,614    1,491      5,226     2,982
  General and administrative         777      606      1,602     1,223
  Bad debt expense (recovery)          -        -       (894)       19
  Loss on impairment of assets     2,021        -      2,021         -
                                 ---------------------------------------
    Total expenses                 9,326    4,482     15,785     9,157
                                 ---------------------------------------
Net income (loss) before equity
 in losses of unconsolidated
 entities and minority interest   (1,207)   1,152        438     2,312

Equity in losses of
 unconsolidated entities, net          -     (546)         -    (1,066)
Minority interest                     43      (31)       (11)      (66)
                                 ---------------------------------------

Income (loss) from continuing
 operations                       (1,164)     575        427     1,180

Loss on discontinued operations,
 net of minority interest              -     (234)       (71)     (229)
                                 ---------------------------------------

Net income (loss)                ($1,164)    $341       $356      $951
                                 =======================================


Income (loss) Per Share
---------------------------------
Basic weighted average number of
 common shares outstanding         7,712    7,361      7,655     7,349

Basic income (loss) per share
 from continuing operations       ($0.15)   $0.08      $0.06     $0.16
Basic loss per share from
 discontinued operations               -  ( $0.03)    ($0.01)   ($0.03)
Basic net income (loss) per share ($0.15)   $0.05      $0.05     $0.13

Diluted weighted average number
 of common shares outstanding       7,712   7,705      7,716     7,692

Diluted income (loss) per share
 from continuing operations        ($0.15)   0.07      $0.06     $0.15
Diluted loss per share from
 discontinued operations                -  ($0.03)    ($0.01)   ($0.03)
Diluted net income (loss) per
 share                             ($0.15)  $0.04      $0.05     $0.12

Dividends declared per share            -       -      $0.16         -



               See accompanying notes to unaudited condensed
                    consolidated finncial statements.

                                ELDERTRUST
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)


                                                      Six Months Ended
                                                          June 30,
                                                     ------------------
                                                       2003     2002
                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $356     $951
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                      5,438    3,300
    Bad debt expense (recovery)                         (894)      19
    Non cash option expense                                7        -
    Loss on sale of property, plant and equipment         37      250
    Loss on impairment of long-lived assets            2,021        -
    Minority interest and equity in losses from
     unconsolidated entities                               8    1,132
    Net changes in assets and liabilities:
      Accounts receivable and prepaid expenses            85      188
      Accounts payable and accrued expenses             (178)    (228)
      Deferred lease costs                                 -     (154)
      Other                                              (55)    (777)
                                                     ------------------
        Net cash provided by operating activities      6,825    4,681
                                                     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (304)    (184)
  Proceeds from affiliates                                 -      103
  Net change in restricted cash                          (42)     518
  Other, net                                             (19)       -
                                                     ------------------
        Net cash provided by (used in)
          investing activities                          (365)     437
                                                     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under guidance line/bank
   credit facility                                    (3,067)  (4,050)
  Principal payments on mortgages and bonds
   payable                                            (3,276)    (642)
  Distributions to shareholders                       (1,234)       -
  Distributions to minority interests                    (47)       -
  Deferred financing cost                                (49)       -
  Stock options exercised                                163       14
  Other                                                    -      (41)
                                                     ------------------
       Net cash used in financing activities          (7,510)  (4,719)
                                                     ------------------

Net decrease in cash and cash equivalents             (1,050)     399
Cash and cash equivalents, beginning of period         7,398    2,676
                                                     ------------------
Cash and cash equivalents, end of period              $6,348   $3,075
                                                     ==================

Supplemental cash flow information:
   Cash paid for interest                             $6,995   $3,993
                                                     ==================


                See accompanying notes to unaudited condensed
                       consolidated financial statements.
                                    3


                                ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                     CONSOLIDATED FINANCIAL STATEMENTS



     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (ElderTrust or the Company) should be read together with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Companys Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     On August 30, 2002, ElderTrust entered into the Guidance Line with Wachovia Bank. Funds provided under this agreement to the borrower, ElderTrust Operating Limited Partnership (the Operating Partnership), of approximately $3.1 million were used to pay off the then existing credit facility, and to pay certain transaction and other costs. On January 27, 2003, the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of June 30, 2003, the Company has $7.5 million available to borrow, subject to lender approval and borrowing base limitations.

     The Company had three non-recourse mortgage loans with an aggregate principal balance of $30 million at December 31, 2002 that were scheduled to mature in December 2002. The Company announced in November 2002 that the maturity date of one loan, secured by the Lopatcong property, had been extended until December 1, 2004. In February 2003, the lender also extended a $4.6 million mortgage loan secured by the Wayne property to December 1, 2004. In connection with the extension, the Company made a $1.1 million payment and reduced the balance outstanding from $4.6 million to $3.5 million. Repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust.

     The third loan with a loan balance of $14.2 million at June 30, 2003 and which is secured by the Harston Hall and Pennsburg properties, until August 10, 2003 to provide time for the lender and the Company to negotiate a resolution of this loan. During the three months ended June 30, 2003, the Company derived $0.5 million of revenue and a net loss of $1.8 million from the properties including a $2.0 million impairment loss. This loan was satisfied on August 13, 2003 for $11.5 million.
See Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further explanation of the transaction that resulted in the satisfaction of this loan.


                                ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The Company has a working capital deficit of $12.1 million at June
30, 2003, resulting primarily from the mortgage loan secured by the Harston Hall and Pennsburg properties being due within one year.

2.   Discontinued Operations

     Under Statement of Financial Accounting Standards No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to reclassify from continuing operations to discontinued operations the results of operations from any property that is disposed of or is classified as held for sale and where the Company will not have significant continuing involvement.

     The Salisbury Medical Office Building (SMOB), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Company sold the SMOB for approximately $1.0 million. These proceeds were used to payoff the $1.0 million of debt secured by the property.

     The following represents a summary of results of operations of the SMOB, which was classified in discontinued operations as of and for the six month period ended June 30, 2003 and 2002:

                                               For the six months ended
                                                       June 30,
                                               -------------------------
                                                    2003       2002
                                               -------------------------
                                               (unaudited, in thousands)

 Rental revenue                                  $   17       $   91
 Other income (expense)                              (5)          32
                                               -------------------------
   Total revenue                                     12          123

 Interest expense                                    16           46
 Depreciation and amortization                        -           19
 Property operating expense                          24           30
 General and administrative                           9           17
 Loss on impairment of asset                         37          250
                                               -------------------------
   Total expenses                                    86          362

Loss before minority interest                       (74)        (239)

Minority interest                                     3           10
                                               -------------------------
Loss from discontinued operations                  ($71)       ($229)
                                               =========================

                                ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Restructuring Agreement

     The Company announced on July 14, 2003, that it had entered into a non-binding letter of intent (the Agreement) with Genesis Health Ventures, Inc. (Genesis) to restructure their current business relationship. As was previously announced, Genesis intends to spin-off its ElderCare division (the Spin-Off) which will be known as Genesis HealthCare Corporation (HealthCare). Operations of ElderTrust assets that are leased to Genesis would be spun off to HealthCare as part of the transaction and, as a result, ElderTrust has certain approval rights with respect to the Spin-Off. The Agreement sets forth the proposed terms of the restructuring of the Companys current transactions with Genesis and approval of the Spin-Off. The Agreement also addresses assets currently leased by the Company to Crozer/Genesis ElderCare Limited Partnership (Crozer) and Genesis Eldercare Partnership of New England, L.P. (NDNE).

Under the terms of the Agreement, and exclusive of the NDNE transaction:


   * Six properties, including the Harston property currently leased to Crozer, would be sold to HealthCare;

   * HealthCare would replace the Company as primary lessee on seven properties currently subleased to Genesis and accounted for by the Company as capital leases;

   * The three remaining properties currently leased to Crozer would be leased to, and these leases would be guaranteed by, HealthCare;

   * Rents on three properties would be reduced in exchange for a cash payment; and,

   * The Company would agree to a change of the guarantor from Genesis to HealthCare and to make other modifications to the leases affecting this change.

     Total consideration for the above transactions, exclusive of the NDNE transaction, would be approximately $132.1 million, of which approximately $49.2 million would be paid in cash and $82.9 million through the assumption of existing debt and capitalized lease obligations. Of these amounts, $5.0 million would be allocable to the guarantor change. Subsequent to the transactions, and on an estimated pro forma basis, the Company would have total assets of approximately $208.0 million of which approximately $42.6 million would consist of unrestricted cash.

     The parties have agreed to complete the proposed transactions as soon as possible but in any event no later than December 31, 2003.

     Under the NDNE transaction Genesis or the tenant (of which Genesis is a 90% limited partner, the New England Partnership) would pay ElderTrust $5.0 million related to certain lease modifications (all security deposits placed by the New England Partnership with respect to four New England Properties would be a credit toward the lease modifications, unless and to the extent ElderTrust is entitled to retain them pursuant to the applicable leases). Additional information is not provided for the NDNE transaction because the terms of this transaction are currently being negotiated with the third party involved in that transaction.

                             ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)


     For a more detailed description of the proposed transactions with Genesis, see Item 5 of the Current Report on Form 8-K filed by the Company with the SEC on July 14, 2003.

     Because the transactions are subject to conditions precedent, including negotiation and execution of definitive documentation for the transactions and final board and lender approvals and receipt of fairness opinions for each party to the transactions, there can be no assurance that the transactions contemplated by the Agreement will be completed as proposed.

4.  Share Option Plans

     The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan share options. As such, compensation expense would be recorded only if the current market price of the underlying shares on the date of grant exceeded the exercise price.

     Additionally, during the second quarter of 2003, the Company had issued performance based stock options accounted for as variable plans under APB No. 25. The Company recognized a minimal amount of compensation expense related to the performance based stock options during the period ended
June 30, 2003.

     The following table shows compensation expense that would have been recorded during the periods presented, for the Plans based upon the fair value of the option awards, under SFAS No. 123, Stock Based Compensation.

     Pro forma net income and net income per share would have been as follows:


                                For the three months   For the six months
                                   ended June 30,        ended June 30,
                                -----------------------------------------
                                    2003      2002       2003     2002
                                -----------------------------------------
Net income, as reported           ($1,164)  $   341    $   356   $  951
Add: stock based compensation
  under stock option plans              7         -          7        -
Deduct: total stock based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects         (165)      (50)      (176)     (60)
                                -----------------------------------------
Pro forma net income (loss)        (1,322)      291        187      891
                                -----------------------------------------
Net income (loss) per share, as
 reported basic and diluted       ($ 0.15)   $ 0.05     $ 0.05   $ 0.13
Pro forma net income (loss) per
 share basic and diluted          ($ 0.18)   $ 0.04     $ 0.03   $ 0.13

                             ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Distributions

     On May 16, 2003, the Company paid a quarterly distribution of $0.16 per common share to shareholders of record on April 28, 2003.

     On July 14, 2003, the Companys Board of Trustees authorized the payment of a quarterly distribution of $0.16 per common share to shareholders of record on August 1, 2003. The distribution will be paid on August 15, 2003.

6.   Income Per Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

                                For the three months   For the six months
                                   ended June 30,        ended June 30,
                                -----------------------------------------
                                    2003      2002       2003     2002
                                -----------------------------------------
Basic net income(loss) per share:
--------------------------------
Weighted average common shares
  outstanding                        7,712     7,361    7,655    7,349
                                =========================================

Net income (loss) from
 continuing operations             ($1,164)     $575     $427   $1,180
Basic net income (loss) from
 continuing operations per share    ($0.15)    $0.08    $0.06    $0.16

Loss from discontinued operations        -     ($234)    ($71)   ($229)
Basic loss from discontinued
 operations per share                    -    ($0.03)  ($0.01)  ($0.03)

Net income (loss)                  ($1,164)     $341     $356     $951
Basic net income (loss) per share   ($0.15)    $0.05    $0.05    $0.13


Diluted net income(loss) per share:
-----------------------------------
Weighted average common shares
 outstanding                         7,712     7,361    7,655   7,349

Common stock equivalents - stock
 options and warrants                    -       344       61     343
                                -----------------------------------------
Total weighted average number of
 diluted shares                      7,712     7,705    7,716   7,692
                                =========================================

                             ELDERTRUST
                        NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                For the three months   For the six months
                                   ended June 30,        ended June 30,
                                -----------------------------------------
                                    2003      2002       2003     2002
                                -----------------------------------------

Net income (loss) from
 continuing operations            ($1,164)     $575      $427    $1,180
Diluted net income (loss) from
 continuing operations per share   ($0.15)    $0.07     $0.06     $0.15

Loss from discontinued operations       -     ($234)     ($71)    ($229)
Diluted loss from discontinued
 operations per share                   -    ($0.03)   ($0.01)   ($0.03)

Net income (loss)                 ($1,164)     $341      $356      $951
Diluted net income (loss) per
 share                             ($0.15)    $0.04     $0.05     $0.12


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Managements Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, ElderTrust or the Company). In general, these statements are identified by the use of forward-looking words or phrases, including but not limited to intended, will, should, could, may, continues, continued, estimate, estimated, expects, expected, believes, anticipates and anticipated or the negative or variations thereof or similar terminology. These statements are not guarantees of the Companys future performance, and are subject to risks and uncertainties and other important factors that could cause the Companys actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

   * the extent to which the Company can consummate the proposed restructuring transactions, described herein with Genesis Health Ventures, Inc. (Genesis), the Companys principal tenant;
   * the ability of Genesis (and after the proposed spin-off of its healthcare assets, HealthCare) to continue making lease payments to the Company;
   *  fluctuation of interest rates;
   *  availability, terms and use of capital;
   *  general economic, business and regulatory conditions;
   *  federal and state government regulation;
   *  changes in Medicare and Medicaid reimbursement programs; and
   *  competition.

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

General

     The Company is a self-managed and self-administered real estate investment trust (REIT) that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company is the general partner of, and conducts all of its operations through, ElderTrust Operating Limited Partnership (the Operating Partnership). At June 30, 2003, the Company owned a 96.3% interest in the Operating Partnership.

     The Companys consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At June 30, 2003, the Companys consolidated assets primarily consisted of a diversified portfolio of 31 healthcare properties with an aggregate carrying value of $275.1 million. The portfolio consists of eleven assisted living facilities, fifteen skilled nursing facilities, including seven properties that are leased by the Company under capital leases, two independent living facilities and three medical office and other buildings. Skilled nursing facilities and assisted and independent living facilities comprised approximately 96% of the Companys consolidated assets at June 30, 2003.

     Approximately 93% of the Companys consolidated assets at June 30, 2003 consisted of properties leased to or managed by subsidiaries of Genesis or entities in which it has an equity interest (Genesis Equity Investees). Revenues recorded by the Company in connection with these leases aggregated $7.1 million during the second quarter of 2003 and $3.8 million during the second quarter of 2002. Revenues for the six months ended June 30, 2003 and 2002 were $14.2 million and $7.5 million, respectively. As a result of these relationships with Genesis, the Companys revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Companys operations and cash flows due to the significant portion of our properties leased to such entities.

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

     Real Estate Properties

     Real estate properties are recorded at cost less accumulated depreciation, amortization and impairment charges. Acquisition costs and transaction fees, including legal fees, title insurance, transfer taxes, external due diligence costs and market interest rate adjustments on assumed debt directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings, improvements and leases, if applicable, based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated composite useful life of twenty-eight and one-half years for buildings and improvements.

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

Proposed Restructuring Agreement with Genesis

     The Company announced on July 14, 2003 that it had entered into a non-binding letter of intent (the Agreement) with Genesis Health Ventures, Inc. (Genesis)

     For additional information regarding the Agreement, see Note 3 Restructuring Agreement.

     Pro forma condensed financial and FFO information giving effect to the proposed transactions contemplated by the Agreement is set forth below:

	Pro forma condensed selected balance sheet data as of June 30, 2003:

                                                       (in thousands)
                                                    Actual
                                                 (unaudited)  Pro forma
                                                 ----------------------
Net real estate properties                        $275,128    $153,423
Cash and cash equivalents                            6,348      42,604
Total assets                                       294,590     207,952
Mortgages, notes and bonds payable and
  capital lease obligations                        201,612     104,864
Total liabilities                                  209,116     113,383
Total shareholders equity                           82,036      90,796

     Pro forma condensed selected statement of operations data for the six months ended June 30, 2003 and for the twelve months ended December 31, 2002:

                                          (dollars in thousands,
                                         except per share amounts)
                                     Six months ended Twelve months ended
                                        June 30, 2003  December 31, 2002
                                     ------------------------------------
                                      Actual Pro forma  Actual Pro forma
                                     ------------------------------------
Rental revenues                       $16,089  $9,061   $21,906  $15,519
Total revenues                         16,223   9,192    25,329   18,934
Interest expense                        7,223   3,917    10,167    7,433
Loss on impairment of long lived
 assets                                 2,021       -     2,119        -
Total expenses                         15,785   8,096    23,144   16,182
Net income from continuing operations    $427  $1,061      $768   $2,656
Basic weighted average number of
  common share outstanding              7,655   7,655     7,401    7,401
Basic income per share                  $0.06   $0.14     $0.10    $0.36
Diluted weighted average number of
  common share outstanding              7,716   7,716     7,708    7,708
Diluted income per share                $0.06   $0.14     $0.10    $0.34

     Pro forma condensed selected Funds From Operations data (see Funds From Operations below for additional information) for the six months ended June 30, 2003 and for the twelve months ended December 31, 2002:

                                         (dollars in thousands,
                                         except per share amounts)
                                     Six months ended Twelve months ended
                                        June 30, 2003  December 31, 2002
                                     ------------------------------------
                                      Actual Pro forma  Actual Pro forma
                                     ------------------------------------
Funds From Operations:
  Net income                             $356   $1,061      $506   $2,656
  Minority interest                         8       35        41       63
                                     ------------------------------------
  Net income before minority interest     364    1,096       547    2,719

Adjustments to derive funds from
   operations:
Add: Real estate depreciation and
     amortization
        Consolidated entities           5,215   2,916      7,119    5,047
        Unconsolidated entities             -       -      3,367    3,367
     Impairment charge on real estate   2,021       -      2,434      315
     Loss on sale of real estate
       property                            38       -          -        -
                                     ------------------------------------
Funds from operations before
 allocation to minority interest        7,638   4,012     13,467   11,448
Funds from operations allocable to
 minority interest                       (278)   (146)      (602)    (512)
                                     ------------------------------------
Funds from operations attributable
 to the common shareholders            $7,360  $3,866    $12,865  $10,936
                                     ------------------------------------

Basic weighted average number of
 common shares outstanding              7,655   7,655      7,401    7,401
Basic funds from operations per share $0.96 $0.51 $1.74 $1.48 Diluted weighted average number of
 common shares outstanding              7,716   7,716      7,708    7,708
Diluted funds from operations per
 share                                  $0.95   $0.50      $1.67    $1.42

Results of Operations

     Three months ended June 30, 2003 compared with the three months ended June 30, 2002

     Revenues

     Rental revenues were $8.1 million and $4.6 million for the three months ended June 30, 2003 and 2002, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $7.1 million and $3.8 million, or 88 % and 83% of total rental revenues for the three months ended June 30, 2003 and 2002, respectively. The amounts and percentages for the three months ended June 30, 2003 are higher than the corresponding period in 2002 primarily due to the consolidation during the third quarter of 2002 of three entities where the Company obtained a controlling interest in which previously the Company held a 99% non-controlling interest. These entities generated $3.4 million of rental revenue during the second quarter of 2003.

     Interest income from unconsolidated equity investees was $0.9 million for the quarter ended June 30, 2002. These amounts are no longer applicable following the consolidation of Meridian, Cabot and Cleveland during the third quarter of 2002, as the loans are eliminated during the consolidation process.

     Expenses

     Interest expense, which includes amortization of deferred financing costs of $104,000 and $77,000, was $3.6 million and $2.1 million for the three months ended June 30, 2003 and 2002, respectively. The increase of $1.5 million is primarily due to the consolidation of previously unconsolidated entities. Of the increase, approximately $1.7 million represents interest expense incurred by those entities. This increase in interest expense was partially offset by lower LIBOR rates and lower balances on other debt during 2003 as compared to the comparable period in 2002.

     Depreciation expense was $2.6 million and $1.5 million for the three months ended June 30, 2003 and 2002, respectively. This increase is due to the consolidation of previously unconsolidated entities during the third quarter of 2002.

     General and administrative expenses were $0.8 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively. Of this $0.2 million increase, approximately $95,000 is due to higher accounting, legal and other expense accruals associated with the implementation of the Sarbanes-Oxley Act of 2002. Approximately $34,000 is due to the Company having moved into new corporate office space during the fourth quarter of 2002 and approximately $35,000 is due to increased insurance premiums.

     Loss on impairment of assets for the quarter ended June 30, 2003 was $2.0 million. This impairment related to the Harston Hall property, which was adjusted to market value in connection with the loan extension negotiations.

     Net loss from discontinued operations of $234,000 was recorded for the quarter ended June 30, 2002. The Salisbury Medical Office Building
(SMOB), located in Salisbury, Maryland, was classified as held for sale in June 2002. On March 7, 2003, the Company sold the SMOB for approximately $1.0 million. The sales proceeds were used to payoff the $1.0 million of debt secured by the property.

     Six months ended June 30, 2003 compared with the six months ended June 30, 2002

     Revenues

     Rental revenues were $16.1 million and $9.3 million for the six months ended June 30, 2003 and 2002, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $14.2 million and $7.5 million, or 89% and 81% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The amounts and percentages for the six months ended June 30, 2003 are higher than the corresponding period in 2002 primarily due to the consolidation during the third quarter of 2002 of three entities in which the Company held a 99% non-controlling interest. These entities generated $6.7 million of rental revenue during the six months ended June 30, 2003.

     Interest income from unconsolidated entities was $1.8 million for the six months ended June 30, 2002. These amounts are no longer applicable following the consolidation of Meridian, Cabot and Cleveland during the third quarter of 2002, as the loans are eliminated during the consolidation process.

     Other income of $234,000 was recorded for the six months ended June 30, 2002. For the six months ended June 30, 2002, the company recognized a gain of $180,000 on the sale of shares acquired as satisfaction of a former tenants security deposit obligation under its lease of the Woodbridge facility to a privately held company, of which Mr. Walker is a principal stockholder. In February 2002, the Company entered into a new lease and purchase option agreement for the Woodbridge facility with a new tenant for an initial lease term of 10 years commencing on February 1, 2002.

     Expenses

     Property operating expenses were $0.6 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. This decrease is due to approximately $135,000 in expenses related to the Woodbridge lease termination, being recorded during the six months ended June 30, 2002.

     Interest expense, which includes amortization of deferred financing costs of $207,000 and $147,000, was $7.2 million and $4.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $3.0 million is due to higher third party debt balances outstanding at June 30, 2003 as compared to June 30, 2002, as a result of the consolidation of Meridian, Cabot and Cleveland. The Bank Credit Facility and mortgages and notes payable to third parties increased from $110.3 million at June 30, 2002 to $136.1 million at June 30, 2003, including an increase of approximately $34.1 million as a result of the consolidation of Meridian, Cabot and Cleveland. The weighted average interest rate on outstanding third party debt remained the same at 6.9% for the quarters ended June 30, 2003 and 2002, although the debt balances for the second quarter of 2003 were higher than the corresponding period in 2002, due to the consolidation of Meridian, Cabot and Cleveland. The Companys interest rate on the Bank Credit Facility was 5.13% at June 30, 2002. The Company paid off the Bank Credit Facility\Guidance Line on January 27, 2003. The Companys interest rate on its variable rate mortgages was 4.4% (3.00% over the one-month LIBOR) at June 30, 2003 compared to 4.9% at June 30, 2002.

     Depreciation expense was $5.2 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively. This increase is due to the consolidation of previously unconsolidated entities during the third quarter of 2002.

     General and administrative expenses were $1.6 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively. This increase of $0.4 million results primarily from approximately $183,000 of higher accounting, legal and other expense accruals associated with the implementation of certain governance and financial disclosures of the Sarbanes-Oxley Act of 2002. Additionally, approximately $67,000 is due to the Company having moved into new corporate office space during the fourth quarter of 2002, approximately $60,000 is due to increased insurance premiums and approximately $63,000 is due to engineering studies done on our properties in 2003.

     Bad debt expense for the six months ended June 30, 2003 includes a recovery of amounts previously deemed uncollectible.

     Loss on impairment of assets for the six months ended June 30, 2003 was $2.0 million. This impairment related to the Harston Hall property, which was adjusted to market value in connection with the loan extension negotiations and a change in the expected holding period of the property.

     Loss from discontinued operations for the six months ended June 30, 2003 was $0.1 million as compared to the loss for the corresponding period in 2002 of $0.2 million. The $0.2 million loss during the second quarter of 2002, is a result of classifying the Salisbury Medical Office Building, located in Salisbury, Maryland as held for sale. An impairment charge of $250,000 was recorded during the second quarter of 2002. On March 7, 2003, the Company sold the Salisbury Medical Office Building for approximately $1.0 million and realized a nominal gain/loss. These proceeds were used to payoff the $1.0 million of debt secured by the property.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.8 million and $4.7 million for the six months ended June 30, 2003 and 2002, respectively. This increase of $2.1 million is primarily due to a $2.1 million increase in depreciation as a result of the consolidation of the previously unconsolidated entities, offset in part, by a $0.6 million decrease in net income, $0.2 million decrease in losses related to property, plant and equipment and $1.1 million decrease in minority interest and equity in losses of unconsolidated subsidiaries resulting from the consolidation of the previously unconsolidated entities.

     Net cash used in investing activities was $0.4 million for the three months ended June 30, 2003 compared to net cash provided by investing activities of $0.4 million for the corresponding period in 2002. The decrease in net cash provided by investing activities was primarily due to an increase of $0.1 million in capital expenditures, a decrease of

$0.1 million in proceeds from affiliates and $0.5 million decrease in the required level of restricted cash in 2003 compared to 2002, including security deposits that were released from escrow accounts in connection with a change in the tenant at the Companys Woodbridge facility in 2002.

     Net cash used in financing activities was $7.5 million for the three months ended June 30, 2003 compared to $4.7 million for the corresponding period in 2002. This increase in cash used by financing activities is a result of $1.2 million in distributions paid to our shareholders in 2003, there were no distributions paid in 2002, and an increase in principal payments on mortgage and bonds payable of approximately $2.6 million as compared to 2002 relating to the consolidation of Meridian, Cabot and Cleveland, offset in part, by a decrease in payments on the Guidance Line\Bank Credit facility of $1.0 million.

     On August 30, 2002, the Operating Partnership entered into the Guidance Line. ElderTrust guaranteed the Guidance Line. Initial borrowings under the Guidance Line of approximately $3.1 million were used to pay off the Companys prior credit facility and to pay certain transaction and other costs. On January 27, 2003, the Company paid $3.1 million to Wachovia Bank to pay off the balance due under the Guidance Line. As of June 30, 2003, there were no amounts outstanding under the Guidance Line and the Company has $7.5 million available to borrow, subject to lender approval and borrowing base limitations.

     On July 17, 2003, the Company borrowed $5.5 million on the Guidance Line in anticipation of selling the Harston Hall property and the subsequent pay-off of the mortgage loan on the Harston Hall and Pennsburg properties.

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

     The lender extended the maturity date of the remaining mortgage loan with a loan balance of $14.2 million at June 30, 2003, which is secured by the Harston Hall and Pennsburg properties, until August 10, 2003 to provide time for the lender and the Company to negotiate a resolution of this loan.

     In May the Company's Board of Trustees authorized the sale of the Harston Hall property and reconfirmed the approval in July of 2003. On July 17, 2003 the Company borrowed $5.5 million on the Guidance Line in anticipation of selling the Harston Hall property and the subsequent pay-off of the mortgage loan on the Harston Hall and Pennsburg properties. On August 13, 2003 the Company restructured its lease transactions with Crozer/Genesis ElderCare Limited Partnership (Crozer) and satisfied its $14.0 million loan obligation secured by the Harston Hall and Pennsburg properties. Under the terms of the agreement:

          * The Harston Hall property was sold to Genesis Health Ventures, Inc. for $2.6 million;
          * The annual rent on the Pennsburg Manor property was reduced to $656,000 per year in exchange for a one-time payment by Genesis of $2.5 million; and
          * The lease for the Pennsburg, Chapel Manor and Belvedere properties were extended for approximately twelve years, and certain other changes were made to the leases, including but not limited to elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1 and the addition of lease guarantees by Genesis. Following Genesis proposed spin-off to its shareholders of its Eldercare business (HealthCare), the leases will be guaranteed by HealthCare.

     The $14.0 million non-recourse loan securing the Harston Hall and Pennsburg properties was also settled as a result of the above transaction. This loan was satisfied in full for a cash payment of $11.5 million, consisting of the $5.1 million received by the Company from Genesis, $5.5 million obtained by the Company under its credit facility with Wachovia Bank and $0.9 million from cash held on its balance sheet.


     At June 30, 2003, the Harston Hall and Pennsburg properties had a net book value of $11.5 million. During the three months ended June 30, 2003, the Company derived $0.5 million of revenue and net income, before the loss on impairment of the real estate of $0.2 million, of $0.3 million from the properties. The repayment of principal and interest on these mortgage loans is non-recourse to ElderTrust. During the quarter ending September 30, 2003, the Company will record a gain of approximately $2.5 million corresponding to the amount of debt forgiven by the lender in the above transaction.

     The Company had a working capital deficit of $12.1 million at June 30, 2003 resulting primarily from the mortgage loan secured by the Harston Hall and Pennsburg properties being currently due.

     As of June 30, 2003, the Company had shareholders equity of $82.0 million and debt aggregating $201.6 million, which represents a debt to equity ratio of 2.46 to 1. The debt to equity ratio was 2.57 to 1 at December 31, 2002. The decrease in the debt to equity ratio was primarily due to a $11.2 million reduction in debt from December 31, 2002 to June 30, 2003, which included the repayment of the Guidance Lines outstanding balance at December 31, 2003 of $3.1 million, the payment of $3.3 million on mortgages and bonds payable, the repayment of the Salisbury Medical Office Building mortgage loan of approximately $1.0 million and $3.8 million of notes payable to ET Capital, which were eliminated in the consolidation of that entity during the quarter.

     At June 30, 2003, the Companys third party indebtedness of $201.6 million consisted of $28.2 million in variable rate debt, $108 million in fixed rate debt and a capital lease obligation of $65.4 million. The weighted average annual interest rate was 6.9% at June 30, 2003. Based on interest rates at June 30, 2003, quarterly debt service requirements approximate $4.7 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Companys cash flow and its ability to pay its obligations.

     Facilities owned by the Company and leased to tenants under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 96% of the Companys rental revenues at June 30, 2003. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Contractual Obligations and Commercial Commitments

     The following table represents the Companys contractual obligations as of June 30, 2003 (amounts in thousands):

                                   Payments due by period:
                                   Less than  1 to 2  3 to 4  5 years
                           Total    1 year     years   years  and after
                          ---------------------------------------------
Long-term debt            $201,612  $17,612   $21,891  $7,368  $154,741
Operating lease                693      165       170     176       182
                          ---------------------------------------------
Total contractual
 obligations              $202,305  $17,777   $22,061  $7,544  $154,923
                          =============================================

     As of June 30, 2003, the Companys commercial commitments consisted of the following:

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

Financial Covenants

     This section presents the material financial covenants to which the Company is subject to under our debt agreements and the degree to which the Company is in compliance with these covenants as of June 30, 2003. Management is not presenting these covenants and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about the Companys financial condition or results of operations. If we fail to comply with any of these requirements, then the related debt could become due and payable before its stated due date. These measures should only be used for the purposes of testing our compliance with our indebtedness requirements.

                                                        (in thousands)
                                                        June 30, 2003

Total assets (per consolidated balance sheet)             $ 294,590
                                                         -----------

Total liabilities (per consolidated balance sheet)        $ 209,116
                                                         -----------

EBITDA, as defined in applicable debt agreements:
  Net income (loss) for the 12 months ended June 30, 2003     ($ 90)
  Add:  Nonrecurring items
   Loss on impairment of long-lived assets for the 12
     months ended June 30, 2003                               4,243
   Bad debt expense (recovery) for the 12 months ended
     June 30, 2003                                             (894)

  Add:  Income taxes for the 12 months ended June 30, 2003        4
  Add:  Interest expense for the 12 months ended
        June 30, 200                                         13,233
  Add:  Depreciation and amortization for the 12 months
        ended June 30, 2003                                   9,376
                                                         -----------
EBITDA, as defined in applicable debt agreements            $25,872
                                                         -----------

Consolidated indebtedness (per consolidated balance
  sheet)                                                   $201,612
                                                         -----------

Book value, as defined in applicable debt agreements:
  Total assets (per consolidated balance sheet)            $294,590
  Add:  Accumulated depreciation and amortization
        (per consolidated balance sheet)                     48,832
                                                         -----------
Book value, as defined in applicable debt agreements       $343,422
                                                         -----------

Interest expense excluding amortization of deferred
  financing costs for the 12 months ended June 30, 2003     $12,786
                                                         -----------

Fixed Charges, as defined in applicable debt agreements:
  Interest expense excluding amortization of deferred
    financing costs for the 12 months ended June 30, 2003   $12,786
  Lease expense for the 12 months ended June 30, 2003           138
  Current maturities of funded debt                           3,005
                                                         -----------
Fixed charges, as defined in applicable debt agreements     $15,929
                                                         -----------

     The following table sets forth the material financial covenants to which we are subject under our indebtedness, and the degree to which we complied with those covenants as of June 30, 2003:

                                                       Actual Ratio/Test
    Financial Covenant         Required Ratio/Test    as of June 30, 2003
-------------------------------------------------------------------------
Minimum tangible net worth
 (total assets  total
 liabilities)                      $75.0 million         $85.5 million
Total leverage ratio
 (consolidated indebtedness/book
 value)                             Less than 65%          58.7%
Minimum interest coverage ratio
 (EBITDA/interest expense
 excluding amortization of
 deferred financing costs)          Greater than 1.75       2.02
Minimum fixed charge ratio
 (EBITDA/fixed charges)             Greater than 1.50       1.62
EBITDA to interest expense
 (EBITDA/interest expense)(1)       Greater than 1.80       1.96

(1) This interest coverage ratio requirement increases to 1.90:1 after June 30, 2004.

Funds from Operations

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT defines Funds from Operations (FFO) as net income
(loss), computed in accordance with accounting principles generally accepted in the United States of America, excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT. The Company computes FFO using standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities using accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indication of the Companys financial performance, or to cash flow from operating activities as a measure of the Companys liquidity, nor is it indicative of funds available to fund the Companys cash needs, including its ability to make cash distributions. FFO includes both recurring and non-recurring items, except those results defined as extraordinary items under accounting principles generally accepted in the United States of America and gains and losses from sales of depreciable operating property.


     The following table presents the Companys Funds from Operations for the periods presented below:

                                  Three months ended  Six months ended
                                      June 30,             June 30,
                                  ---------------------------------------
                                      2003      2002     2003     2002
                                  ---------------------------------------
                                                  ($000s)
Funds from Operations:
   Net income                       ($1,164)  $  341   $   356  $   951
   Minority interest                    (43)      20         8       56
                                  ---------------------------------------
Net income before minority
  interest                           (1,207)     361       364    1,007
Adjustments to derive funds from
 operations:
  Add:
   Real estate depreciation
    and amortization:
     Consolidated entities            2,608    1,499     5,215    2,999
     Unconsolidated entities              -    1,122         -    2,244
   Impairment charge on real estate   2,021        -     2,021        -
   Loss on sale of real estate
    property                              -      250        38      250
                                -----------------------------------------
Funds from operations before
 allocation to minority interest      3,422    3,232     7,638    6,500
Funds from operations allocable
 to minority interest                  (128)    (152)     (278)    (323)
                                -----------------------------------------
Funds from operations
 attributable to the common
 shareholders                         3,294    3,080     7,360    6,177
                                -----------------------------------------

     The following table presents information from the Companys statement of cash flows for the periods presented:

                                  Three months ended  Six months ended
                                      June 30,             June 30,
                                  ---------------------------------------
                                      2003      2002     2003     2002
                                  ---------------------------------------
                                                   ($000s)
Other Data:
  Cash flow provided by operating
    activities                       3,496     2,803    6,825    4,681
  Cash flow provided by (used in)
    investing activities              (158)     (299)    (365)     437
  Cash flow used in financing
    activities                      (2,308)   (1,602)  (7,510)  (4,719)

     The following is a summary of capital expenditures for the periods presented:

                                For the three months  For the six months
                                  ended June 30,         ended June 30,
                                ---------------------------------------
                                    2003      2002     2003     2002
                                ---------------------------------------
                                             (in thousands)
Recurring capital expenditures:
  Furniture, fixtures and
    equipment                     $   72     $    3   $   78   $   17
  Capital improvements               123          2      199        2
                                ---------------------------------------
                                     195          5      277       19
                                ---------------------------------------
Major renovations                      4         67       27      165
                                ---------------------------------------
Total capital expenditures        $  199     $   72   $  304   $  184
                                ---------------------------------------

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

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Companys consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was taken from Genesis quarterly report on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

     The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the quarters ended March 31, 2003 and 2002.

                                For the three months  For the six months
                                  ended March 31,      ended March 31,
                                -----------------------------------------
                                    2003      2002     2003     2002
                                -----------------------------------------
                                     (unaudited, in thousands,
                                  except share and per share data)
Operations Data
--------------------------------
Net revenues                     $647,552  $620,419 $1,288,563 $1,229,865
Operating income before
 restructuring and capital costs   51,889    60,588    101,965    120,415
Debt restructuring,
 reorganization and other costs         -     1,700          -      1,700
Net gain (loss) from break-up
 fee and other settlements            969   (21,678)   (11,337)   (21,678)
Depreciation and amortization      16,083    14,686     32,195     29,309
Lease expense                       6,957     6,368     13,903     13,084
Interest expense, net               9,889    10,862     20,809     21,928
Income before income taxes,
 minority interest and equity in
 net income of unconsolidated
 affiliates                        17,991    48,650     46,395     76,072
                                -----------------------------------------
Income tax                          7,018    18,974     18,095     29,668
Income before minority interest
 and equity in net loss of
 unconsolidated affiliates         10,973    29,676     28,300     46,404
                                -----------------------------------------
Equity in net income (loss) of
 unconsolidated affiliates            541      (141)       592        391
Minority interest                  (1,180)     (595)    (2,295)      (752)
                                -----------------------------------------
Net income from continuing
 operations before preferred
 stock dividends                   10,334    28,940     26,597     46,043
Preferred stock dividends             666       630      1,349      1,260
                                -----------------------------------------
Net income (loss) from
 continuing operations              9,668    28,310     25,248     44,783
Loss from discontinued operations  (5,004)   (3,367)    (8,647)    (4,241)
                                -----------------------------------------
Net income available to common
 shareholders                      $4,664   $24,943    $16,601    $40,542
                                ==========================================

Per common share data:
  Basic:
   Income from continuing
    operations                      $0.23     $0.69      $0.61      $1.09
   Loss from discontinued
    operations                     ($0.12)   ($0.08)    ($0.21)    ($0.10)
   Net income                       $0.11     $0.61      $0.40      $0.99
   Weighted average shares     41,641,179 41,168,498  41,594,523 41,102,279
  Diluted:
   Income from continuing
    operations                      $0.23     $0.67      $0.61      $1.07
   Loss from discontinued
    operations                     ($0.12)   ($0.08)    ($0.21)    ($0.10)
   Net income                       $0.11     $0.59      $0.40      $0.97
   Weighted average shares
    income from continuing
    operations                 41,641,179 43,300,745  43,829,594 43,230,208
   Weighted average shares
    net income                 41,641,179 43,300,745  41,594,523 43,230,208
_______________

                                           March 31,      September 30,
                                        ---------------------------------
                                               2003         2002
                                        ---------------------------------
                                        (unaudited, dollars in thousands)
Balance Sheet Data
----------------------------------------
  Working capital                           $ 439,771     $ 449,006
  Total assets                              1,929,525     1,989,495
  Long-term debt                              571,616       648,939
  Shareholders equity                         914,965       914,123


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Companys bonds payable and most of the Companys mortgages bear interest at fixed rates. The Company is exposed to market risks related to fluctuations in interest rates on its variable rate mortgages. The Company utilizes interest rate cap provisions within its debt agreements to limit the impact that interest rate fluctuations have on its variable rate mortgages. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or any other type of derivative financial instruments. Refer to the Companys Annual Report on Form 10-K for the year ended December 31, 2002 for discussion of the market risk associated with these financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The carrying value of the Companys fixed rate mortgages, bonds and note payable at June 30, 2003 is $108 million. The fair value of fixed rate debt is approximately $116.6 million at June 30, 2003.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on variable rate mortgages at June 30, 2003 was 4.4%. Assuming the variable rate mortgage balances outstanding at June 30, 2003 of $28.2 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $282,000.

     The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Companys cash flow and its ability to pay its obligations.

ITEM 4.  Controls and Procedures

     Our principal executive officer and principal financial officer,
D. Lee McCreary, Jr., evaluated as of June 30, 2003 the effectiveness of the design and operations of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. As a result of this evaluation, Mr. McCreary concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 23, 2003. At the meeting, shareholders elected two trustees, approved the 2003 share option and incentive plan and approved a shareholder proposal requesting that the Board of Trustees immediately pursue a sale or merger of the Company.

     The following nominees for trustee, who were elected for a term of three years and until their successors are duly elected and qualified, received the following votes at the meeting:

                                    For             Withhold Authority
                              -----------------   ----------------------
D. Lee McCreary, Jr.	         6,064,762               1,457,073
Rodman W. Moorhead, III          6,158,371               1,363,464

     The trustees whose term of office continued after the meeting are Michael R. Walker, Harold L. Zuber, Jr., James J. Clymer, John G. Foos and Edward J. Rodgers.

     The following votes were cast on the approval of the 2003 share option and incentive plan:

                         For       Against      Abstain    Broker Non-Votes
                      ---------  -----------  -----------  ----------------
                      5,109,943   2,404,625       7,267               0

The following votes were cast on the shareholder proposal:

                         For       Against      Abstain    Broker Non-Votes
                      ---------  -----------  -----------  ----------------
                      2,355,541   2,098,797      35,792       3,031,705


ITEM  6.	Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits filed with this report are listed in the exhibit index on page 29.

(b)	Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended June 30, 2003:

        Date of Filing          Items Reported/Financial Statements Filed
        --------------          -----------------------------------------
        April 30, 2003          Item 12. Results of Operations and
                                Financial Condition (furnished under
                                Item 9.  Regulation FD Disclosure)

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.


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



                                EXHIBIT INDEX

Exhibit No.      Description

2.1              Letter of Intent dated July 11, 2003 between ElderTrust
                  Operating Limited Partnership and Genesis Health Ventures, Inc. (incorporated herein by reference to exhibit 99.1 to the Companys Form 8-K filed with the SEC on July 14, 2003)
10.1+            2003 Share Option and Incentive Plan
10.2+            Amendment No. 2 to 1999 Share Option and Incentive Plan
11.1             Computation of basic and diluted earnings per share
31.1             Rule 13a-14(a)/15d-14(a) certifications
32.1             Written Statement of Chief Executive Officer and Chief
                  Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
+ Represents a management contract or compensatory plan, contract or arrangement.


EXHIBIT 10.1

                               ELDERTRUST

                    2003 SHARE OPTION AND INCENTIVE PLAN


SECTION 1.	GENERAL PURPOSE OF THE PLAN; DEFINITIONS

     The name of the plan is the ElderTrust 2003 Share Option and Incentive Plan (the Plan). The purpose of the Plan is to encourage and enable the officers, employees, Non-Employee Trustees, consultants and advisors of ElderTrust (the Company), and the employees, consultants and advisors of ElderTrust Operating Limited Partnership (the Operating Partnership) and the Companys other Subsidiaries, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Companys welfare will assure a closer identification of their interests with those of the Company, thereby stimulating their efforts on the Companys behalf and strengthening their desire to remain with the Company.

     The following terms shall be defined as set forth below:

     Act means the Securities Exchange Act of 1934, as amended from time to time.

     Administrator means either the Board or the Committee, to the extent the Committee has been delegated authority pursuant to Section 2.

     Award or Awards, except where referring to a particular category of grant under the Plan, shall include Incentive Share Options, Non-Qualified Share Options, Restricted Share Awards, Deferred Share Awards, Unrestricted Share Awards, Performance Share Awards and Distribution Equivalent Rights.

     Board means the Board of Trustees of the Company as constituted from time to time.

     Change of Control is defined in Section 15.

     Code means the Internal Revenue Code of 1986, as amended from time to time, and any successor Code, and related rules, regulations and interpretations.

     Committee means the Committee of the Board referred to in Section
2 (b).

	Company means ElderTrust, a Maryland real estate investment trust, and any successor thereto.

	Deferred Share Award means Awards granted pursuant to Section 7.

	Distribution Equivalent Right means Awards granted pursuant to
Section 10.

	Effective Date means the date on which the Plan is initially approved by Shareholders as set forth in Section 17.

	Fair Market Value on any given date means the last reported sale price at which Shares are traded on such date or, if no Shares are traded on such date, the next preceding date on which Shares were traded, as reflected on the principal stock exchange or, if applicable, any other national stock exchange on which the Shares are traded or admitted to trading.

	Incentive Share Option means any Share Option that qualifies as and is designated in writing in the related Option agreement as constituting an incentive stock option as defined in Section 422 of the Code.

	Non-Employee Trustee means a member of the Board who is not also an employee of the Company or any Subsidiary.

	Non-Qualified Share Option means any Share Option that is not an Incentive Share Option.

	Operating Partnership means ElderTrust Operating Limited Partnership, a Delaware limited partnership, and any successor thereto.

	Option or Share Option means any option to purchase Shares granted pursuant to Section 5.

	Performance Share Award means Awards granted pursuant to Section 9.

	Restricted Share Award means Awards granted pursuant to Section 6.

	Shares means the common shares of beneficial interest, par value $.01 per share, of the Company, subject to adjustments pursuant to
Section 3.

	Subsidiary means any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities beginning with the Company if each of the corporations or entities (other than the last corporation or entity in the unbroken chain) owns shares or other interests possessing 50 percent or more of the economic interest or the total combined voting power of all classes of shares or other interests in one of the other corporations or entities in the chain.

Unrestriced Share Award means any Award granted pursuant to Section 8.

SECTION 2. 	ADMINISTRATION OF PLAN; ADMINISTRATOR AUTHORITY TO SELECT
            PARTICIPANTS AND DETERMINE AWARDS

     (a) The Plan shall be administered by the Board, which shall have the full power and authority to take all actions and to make all determinations required or provided for under the Plan or any Award granted or agreement entered into hereunder and all such other actions and determinations not inconsistent with the specific terms and provisions of the Plan deemed by the Board to be necessary or appropriate to the administration of the Plan or any Award granted or agreement entered into hereunder.

     (b) The Board from time to time may appoint a Committee consisting of two or more members of the Board. The Board may delegate to the Committee such powers and authorities related to the administration of the Plan, as set forth in Section 2(a) above, as the Board shall determine, consistent with the By-Laws of the Company and applicable law. In the event that the Plan or any Award granted or agreement entered into hereunder provides for any action to be taken by or determination to be made by the Board, such action may be taken by or such determination may be made by the Committee if the power and authority to do so has been delegated to the Committee by the Board as provided for in this Section 2.

     (c) Powers of Administrator. The Administrator shall have the power and authority to grant Awards consistent with the terms of the Plan, including the power and authority:

     (i) to select the individuals to whom Awards may from time to time be granted;

     (ii) to determine the time or times of grant, and the extent, if any, of Incentive Share Options, Non-Qualified Share Options, Restricted Share Awards, Deferred Share Awards, Unrestricted Share Awards, Performance Share Awards and Distribution Equivalent Rights, or any combination of the foregoing, granted to any one or more participants;

     (iii) to determine the number of Shares to be covered by any Award;

     (iv) to determine and modify from time to time the terms and conditions, including restrictions, not inconsistent with the terms of the Plan, of any Award, which terms and conditions may differ among individual Awards and participants, and to approve the form of written instruments evidencing the Awards;

     (v) to accelerate at any time the exercisability or vesting of all or any portion of any Award;

     (vi) subject to the provisions of Section 5(a)(ii), to extend at any time the post-termination period in which Share Options may be exercised;

     (vii) to determine at any time whether, to what extent, and under what circumstances Shares and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the participant and whether and to what extent the Company shall pay or credit amounts constituting deemed interest (at rates determined by the Administrator) or distributions or deemed distributions on such deferrals; and

     (viii) at any time to adopt, alter and repeal such rules, guidelines and practices for administration of the Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the Plan and any Award (including related written instruments); to make all determinations it deems advisable for the administration of the Plan; to decide all disputes arising in connection with the Plan; and to otherwise supervise the administration of the Plan.

     All decisions and interpretations of the Administrator shall be made in the Administrators sole and absolute discretion and shall be final and binding on all persons, including the Company and Plan participants.

SECTION 3.	SHARES ISSUABLE UNDER THE PLAN; RECAPITALIZATIONS; MERGERS;
            SUBSTITUTE AWARDS

     (a) Shares Issuable. The maximum number of Shares reserved and available for issuance under the Plan shall be 250,000 Shares. For purposes of this limitation, if any portion of an Award is forfeited, canceled, reacquired by the Company, satisfied without the issuance of Shares or otherwise terminated, the Shares underlying such portion of the Award shall be added back to the Shares available for issuance under the Plan. Subject to such overall limitation, Shares may be issued for up to 150,000 Shares pursuant to Awards other than Awards of Share Options; provided, however, that, Shares Options with respect to no more than 100,000 Shares may be granted to any one individual participant during any one calendar year period. The Shares available for issuance under the Plan may be authorized but unissued Shares or Shares reacquired by the Company.

     (b) Recapitalizations. If, through, or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, share dividend, share split, reverse share split or other similar transaction, the outstanding Shares are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such Shares or other securities, the Administrator may make an appropriate or proportionate adjustment in (i) the maximum number of Shares reserved for issuance under the Plan, (ii) the number of Share Options that can be granted to any one individual participant, (iii) the number and kind of shares or other securities subject to any then outstanding Awards under the Plan, and (iv) the price for each share subject to any then outstanding Share Options under the Plan, without changing the aggregate exercise price (i.e., the exercise price multiplied by the number of Share Options) as to which such Share Options remain exercisable. The adjustment by the Administrator shall be final, binding and conclusive. No fractional Shares shall be issued under the Plan resulting from any such adjustment, but the Administrator in its discretion may make a cash payment in lieu of fractional shares.

     (c) Mergers. In contemplation of and subject to the consummation of a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares are exchanged for securities, cash or other property of an unrelated corporation or business entity or in the event of a liquidation of the Company (in each case, a Transaction), the Board, or the board of directors of any entity assuming the obligations of the Company, may, in its discretion, take any one or more of the following actions, as to outstanding Awards:
(i) provide that such Awards shall be assumed or equivalent awards shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), and/or (ii) upon written notice to the participants, provide that all Awards will terminate immediately prior to the consummation of the Transaction. In the event that, pursuant to clause (ii) above, Awards will terminate immediately prior to the consummation of the Transaction, all vested Awards, other than Share Options, shall be fully settled in cash or in kind at such appropriate consideration as determined by the Administrator in its sole discretion after taking into account the consideration payable per Share pursuant to the business combination
(the Merger Price) and all Share Options shall be fully settled, in cash or in kind, in an amount equal to the difference between (A) the Merger Price times the number of Shares subject to such outstanding
Share Options (to the extent then exercisable at prices not in excess of the Merger Price) and (B) the aggregate exercise price of all such outstanding Share Options; provided, however, that each participant shall be permitted, within a specified period determined by the Administratorprior to the consummation of the Transaction, to exercise all outstanding Share Options, including those that are not then exercisable, subject to the consummation of the Transaction.

     (d) Substitute Awards. The Administrator may grant Awards under the Plan in substitution for Shares and Share based awards held by employees of another corporation who become employees of the Company or a Subsidiary as the result of a merger or consolidation of the employing corporation with the Company or a Subsidiary or the acquisition by the Company or a Subsidiary of property or Shares of the employing corporation. The Administrator may direct that the substitute awards be granted on such terms and conditions as the Administrator considers appropriate in the circumstances.

SECTION 4.	ELIGIBILITY

     Participants in the Plan will be such full or part-time officers and other employees, Non-Employee Trustees, consultants and advisors of the Company, the Operating Partnership and the Companys other Subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company, the Operating Partnership and the Companys other Subsidiaries as are selected from time to time by the Administrator in its sole discretion.

SECTION 5.	SHARE OPTIONS

     Any Share Option granted under the Plan shall be in such form as the Administrator may from time to time approve.

     Share Options granted under the Plan may be either Incentive Share Options or Non-Qualified Share Options. Incentive Share Options may be granted only to employees of the Company or any Subsidiary that is a subsidiary corporation within the meaning of Section 424(f) of the Code.
To the extent that any Option does not qualify as an Incentive Share Option, it shall be deemed a Non-Qualified Share Option.

     No Incentive Share Option shall be granted under the Plan after March 27, 2013.

     (a) Share Options Granted to Employees, Consultants, Advisors and Non-Employee Trustees. The Administrator in its discretion may grant
Share Options to eligible employees, consultants and advisors of the Company or any Subsidiary and to Non-Employee Trustees. Share Options granted pursuant to this Section 5(a) shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Administrator shall deem desirable. If the Administrator so determines, Share Options may be granted in lieu of cash compensation at the participants election, subject to such terms and conditions as the Administrator may establish, as well as in addition to other compensation.

     (i) Exercise Price. The exercise price per share for the Shares covered by a Share Option granted pursuant to this Section 5(a) shall be determined by the Administrator at the time of grant but shall not be less than 100 percent of the Fair Market Value on the date of grant. If an employee owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10 percent of the combined voting power of all classes of Shares of the Company or any parent or subsidiary corporation and an Incentive Share Option is granted to such employee, the exercise price of such Incentive Share Option shall be not less than 110 percent of the Fair Market Value on the grant date.

     (ii) Option Term. The term of each Share Option shall be fixed by the Administrator, but no Incentive Share Option shall be exercisable more than ten years after the date the Share Option is granted. If an employee owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10 percent of the combined voting power of all classes of Shares of the Company or any parent or subsidiary corporation and an Incentive Share Option is granted to such employee, the term of such Share Option shall be no more than five years from the date of grant.

     (iii) Exercisability; Rights of a Shareholder. Share Options shall become exercisable at such time or times, whether or not in installments, as shall be determined by the Administrator at or after the grant date; provided, however, that Share Options granted in lieu of compensation shall be exercisable in full as of the grant date unless the Administrator otherwise provides in the Option Award agreement. The Administrator may at any time accelerate the exercisability of all or any portion of any Share Option. A participant shall have the rights of a Shareholder only as to Shares acquired upon the exercise of a Share Option and not as to unexercised Share Options.

     (iv) Method of Exercise. Share Options may be exercised in whole or in part, by giving written notice of exercise to the Company, specifying the number of shares to be purchased. Payment of the purchase price may be made by one or more of the following methods to the extent provided in the Option Award agreement:

     (A) In cash, by certified or bank check or other instrument acceptable to the Administrator;

     (B) In the form of Shares that are not then subject to restrictions under any Company plan and that have been beneficially owned by the participant for at least six months, if permitted by the Administrator in its discretion. Such surrendered Shares shall be valued at Fair Market Value on the exercise date;

     (C) By the participant delivering to the Company a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company cash or a check payable and acceptable to the Company to pay the purchase price; provided that in the event the participant chooses to pay the purchase price as so provided, the participant and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Administrator shall prescribe as a condition of such payment procedure; provided further, however, that an executive officer or trustee of the Company may not use the cashless exercise method to pay the exercise price of his Share Option unless he has obtained the express prior consent of the Company; or

     (D) By the participant delivering to the Company a promissory note if the Administrator has expressly authorized the loan of funds to the participant for the purpose of enabling or assisting the participant to effect the exercise of his Share Option; provided that at least so much of the exercise price as represents the par value of the Shares shall be paid other than with a promissory note; provided that an executive officer or trustee of the Company may not use this exercise method to pay the exercise price of his Share Option.

     Payment instruments will be received subject to collection. The delivery of certificates representing the Shares to be purchased pursuant to the exercise of a Share Option will be contingent upon receipt from the participant (or a purchaser acting in his stead in accordance with the provisions of the Share Option) by the Company of the full purchase price for such shares and the fulfillment of any other requirements contained in the Share Option or applicable provisions of laws.

     (v) Annual Limit on Incentive Share Options. To the extent required for incentive stock option treatment under Section 422 of the Code, the aggregate Fair Market Value (determined as of the time of grant) of the Shares with respect to which Incentive Share Options granted under this Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by a participant during any calendar year shall not exceed $100,000. To the extent that any Share Option exceeds this limit, it shall constitute a Non-Qualified Share Option.

     (b) Non-transferability of Share Options. No Share Option shall be transferable by the participant otherwise than by will or by the laws of descent and distribution and all Share Options shall be exercisable, during the participants lifetime, only by the participant. Notwithstanding the foregoing, the Administrator, in its sole discretion, may provide in the Award agreement regarding a given Share Option that the participant may transfer, without consideration for the transfer, his Non-Qualified Share Options to members of his family, to trusts for the benefit of such family members, or to partnerships in which such family members are the only partners, provided that the transferee agrees in writing with the Company to be bound by all of the terms and conditions of this Plan and the applicable Option Award agreement.

     (c) Termination. Except as may otherwise be provided by the Administrator either in the Award agreement, or, subject to Section
13 below, in writing after the Award agreement is issued, a participants rights in all Share Options shall automatically terminate upon the participants termination of employment (or cessation of business relationship) with the Company and its Subsidiaries for any reason.

SECTION 6. 	RESTRICTED SHARE AWARDS

     (a) Nature of Restricted Share Awards. A Restricted Share Award is an Award entitling the recipient to acquire, at par value or such other higher purchase price determined by the Administrator, Shares subject to such restrictions and conditions as the Administrator may determine at the time of grant (Restricted Shares). Conditions may be based on continuing employment (or other business relationship) and/or achievement of pre-established performance goals and objectives. Such performance goals and objectives shall be established in writing by the Administrator prior to the ninetieth day of the year in which the grant is made and while the outcome is substantially uncertain. Performance goals and objectives shall be based on Share price, market share, sales, earnings per Share, return on equity, costs, or any combination of these factors. Performance goals and objectives may include positive results, maintaining the status quo or limiting economic losses. The grant of a Restricted Share Award is contingent on the participant executing the Restricted Share Award agreement. The terms and conditions of each such agreement shall be determined by the Administrator, and such terms and conditions may differ among individual Awards and participants.

     (b) Rights as a Shareholder. Upon execution of the Restricted Share Award agreement and paying any applicable purchase price, a participant shall have the rights of a Shareholder with respect to the voting of the Restricted Share, subject to such terms and conditions as may be contained in the Restricted Share Award agreement. Unless the Administrator shall otherwise determine, certificates evidencing the Restricted Shares shall remain in the possession of the Company until such Restricted Shares are vested as provided in Section 6(d) below, and the participant shall be required, as a condition of the grant, to deliver to the Company a Share power endorsed in blank.

     (c) Restrictions. Restricted Shares may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided herein or in the Restricted Share Award agreement. If a participants employment (or other business relationship) with the Company and its Subsidiaries terminates for any reason, the Company shall have the right to repurchase Restricted Shares that have not vested at the time of termination at their original purchase price, from the participant or the participants legal representative.

     (d) Vesting of Restricted Shares. The Administrator at the time of grant shall specify the date or dates and/or the attainment of pre-established performance goals, objectives and other conditions on which the non-transferability of the Restricted Shares and the Companys right of repurchase or forfeiture shall lapse. Subsequent to such date or dates and/or the attainment of such pre-established performance goals, objectives and other conditions, the shares on which all restrictions have lapsed shall no longer be Restricted Shares and shall be deemed vested. Except as may otherwise be provided by the Administrator either in the Award agreement or, subject to Section 13 below, in writing after the Award agreement is issued, a participants rights in any shares of Restricted Shares that have not vested shall automatically terminate upon the participants termination of employment (or other business relationship) with the Company and its Subsidiaries and such shares shall be subject to the Companys right of repurchase as provided in Section 6(c) above.

     (e) Waiver, Deferral and Reinvestment of Distributions. The Restricted Share Award agreement may require or permit the immediate payment, waiver, deferral or reinvestment (in the form of additional Restricted Shares) of distributions paid on the Restricted Shares.

SECTION 7. 	DEFERRED SHARE AWARDS

     (a) Nature of Deferred Share Awards. A Deferred Share Award is an Award of phantom Share units to a participant, subject to restrictions and conditions as the Administrator may determine at the time of grant. Conditions may be based on continuing employment (or other business relationship) and/or achievement of pre-established performance goals and objectives. The grant of a Deferred Share Award is contingent on the participant executing the Deferred Share Award agreement. The terms and conditions of each such agreement shall be determined by the Administrator, and such terms and conditions may differ among individual Awards and participants. At the end of the deferral period, the Deferred Share Award, to the extent vested, shall be paid to the participant in the form of Shares.

     (b) Election to Receive Deferred Share Awards in Lieu of Compensation. The Administrator may, in its sole discretion, permit a participant to elect to receive a portion of the cash compensation or Restricted Share Award otherwise due to such participant in the form of a Deferred Share Award. Any such election shall be made in writing and shall be delivered to the Company no later than the date specified by the Administrator and in accordance with rules and procedures established by the Administrator. The Administrator shall have the sole right to determine whether and under what circumstances to permit such elections and to impose such limitations and other terms and conditions thereon as the Administrator deems appropriate.

     (c) Rights as a Shareholder. During the deferral period, a participant shall have no rights as a Shareholder; provided, however, that the participant may be credited with Distribution Equivalent Rights with respect to the phantom Share units underlying his Deferred Share Award, subject to such terms and conditions as the Administrator may determine.

     (d) Restrictions. A Deferred Share Award may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of during the deferral period.

     (e) Termination. Except as may otherwise be provided by the Administrator either in the Award agreement or, subject to Section 13 below, in writing after the Award agreement is issued, a participants right in all Deferred Share Awards that have not vested shall automatically terminate upon the participants termination of employment (or cessation of business relationship) with the Company and its Subsidiaries for any reason.

SECTION 8. 	UNRESTRICTED SHARE AWARDS

     Grant or Sale of Unrestricted Shares. The Administrator may, in its sole discretion, grant (or sell at par value or such other higher purchase price determined by the Administrator) an Unrestricted Share Award to any participant pursuant to which such participant may receive Shares free of any restrictions (Unrestricted Shares) under the Plan. Unrestricted Share Awards may be granted or sold as described in the preceding sentence in respect of past services or other valid consideration, or in lieu of any cash compensation due to such participant.

SECTION 9.	PERFORMANCE SHARE AWARDS

     (a) Nature of Performance Share Awards. A Performance Share Award is an Award entitling the recipient to acquire Shares upon the attainment of specified performance goals. The Administrator may make Performance Share Awards independent of or in connection with the granting of any other Award under the Plan. The Administrator in its sole discretion shall determine whether and to whom Performance Share Awards shall be made, the performance goals applicable under each such Award, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded Performance Shares; provided, however, that the Administrator may rely on the performance goals and other standards applicable to other performance unit plans of the Company in setting the standards for Performance Share Awards under the Plan.

     (b) Rights as a Shareholder. A participant receiving a Performance Share Award shall have the rights of a Shareholder only as to shares actually received by the participant under the Plan and not with respect to shares subject to the Award but not actually received by the participant. A participant shall be entitled to receive a Share certificate evidencing the acquisition of Shares under a Performance Share Award only upon satisfaction of all conditions specified in the written instrument evidencing the Performance Share Award (or in a performance plan adopted by the Administrator).

     (c) Termination. Except as may otherwise be provided by the Administrator either in the Award agreement or, subject to Section 13 below, in writing after the Award agreement is issued, a participants rights in all Performance Share Awards shall automatically terminate upon the participants termination of employment (or cessation of business relationship) with the Company and its Subsidiaries for any reason.

     (d) Acceleration, Waiver, Etc. At any time prior to the participants dermination of employment (or other business relationship) by the Company and its Subsidiaries, the Administrator may in its sole discretion accelerate, waive or, subject to Section 13, amend any or all of the goals, restrictions or conditions imposed under any Performance Share Award.

SECTION 10.  DISTRIBUTION EQUIVALENT RIGHTS

     (a) Distribution Equivalent Rights. A Distribution Equivalent Right is an Award entitling the recipient to receive credits based on cash distributions that would have been paid on the Shares specified in the Distribution Equivalent Right (or other award to which it relates) if such shares had been issued to and held by the recipient. A Distribution Equivalent Right may be granted hereunder to any participant as a component of another Award or as a freestanding award. The terms and conditions of Distribution Equivalent Rights shall be specified in the grant. Distribution equivalents credited to the holder of a Distribution Equivalent Right may be paid currently or may be deemed to be reinvested in additional Shares, which may thereafter accrue additional equivalents. Any such reinvestment shall be at Fair Market Value on the date of reinvestment. Distribution Equivalent Rights may be settled in cash or Shares or a combination thereof, in a single installment or installments, all determined in the sole discretion of the Administrator. A Distribution Equivalent Right granted as a component of another Award may provide that such Distribution Equivalent Right shall be settled upon exercise, settlement, or payment of, or lapse of restrictions on, such other award, and that such Distribution Equivalent Right shall expire or be forfeited or annulled under the same conditions as such other award. A Distribution Equivalent Right granted as a component of another Award may also contain terms and conditions different from such other award.

     (b) Interest Equivalents. Any Award under this Plan that is settled in whole or in part in cash on a deferred basis may provide in the grant for interest equivalents to be credited with respect to such cash payment. Interest equivalents may be compounded and shall be paid upon such terms and conditions as may be specified by the grant.

     (c) Termination. Except as may otherwise be provided by the Administrator either in the Award agreement or, subject to Section 13 below, in writing after the Award agreement is issued, a participants rights in all Distribution Equivalent Rights or interest equivalents shall automatically terminate upon the participants termination of employment (or cessation of business relationship) with the Company and its Subsidiaries for any reason.

SECTION 11.  TAX WITHHOLDING

     (a) Payment by Participant. Each participant shall, no later than the date as of which the value of an Award or of any Shares or other amounts received thereunder first becomes includable in the gross income of the participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Administrator regarding payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to such income. The Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant. The Companys obligation to deliver Share certificates to any participant is subject to and conditioned on tax obligations being satisfied by the participant.

     (b) Payment in Shares. Subject to approval by the Administrator, a participant may elect to have such tax withholding obligation satisfied, in whole or in part, by (i) authorizing the Company to withhold from Shares to be issued pursuant to any Award a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due, or (ii) transferring to the Company Shares owned by the participant with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due.

SECTION 12.  TRANSFER, LEAVE OF ABSENCE, ETC.

     For purposes of the Plan, the following events shall not be deemed a termination of employment:

     (a) a transfer to the employment of the Company from a Subsidiary or from the Company to a Subsidiary, or from one Subsidiary to another; or

     (b) an approved leave of absence for military service or sickness, or for any other purpose approved by the Company, if the employees right to reemployment is guaranteed either by a statute or by contract or under the written policy pursuant to which the leave of absence was granted or if the Administrator otherwise so provides in writing.

SECTION 13.  AMENDMENTS AND TERMINATION

     The Board may, at any time, amend or discontinue the Plan and the Administrator may, at any time, amend or cancel any outstanding Award for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect rights under any outstanding Award without the holders written consent. Nothing in this Section 13 shall limit the Boards authority to take any action permitted pursuant to Section 3(c).

SECTION 14.  STATUS OF PLAN

     Unless the Administrator shall otherwise expressly determine in writing, with respect to the portion of any Award which has not been exercised and any payments in cash, Shares or other consideration not received by a participant, a participant shall have no rights greater than those of a general creditor of the Company. In its sole discretion, the Administrator may authorize the creation of trusts or other arrangements to meet the Companys obligations to deliver Shares or make payments with respect to Awards hereunder, provided that the existence of such trusts or other arrangements is consistent with the foregoing sentence.

SECTION 15.  CHANGE OF CONTROL PROVISIONS

     (a) Upon the occurrence of a Change of Control as defined in this
Section 15 or as otherwise defined in the Award agreement, each Award shall be subject to such terms, if any, with respect to a Change of Control as have been provided by the Administrator either in the Award agreement or, subject to Section 13 above, in writing after the Award agreement is issued.

     (b) Change of Control shall mean the occurrence of any one of the following events:

     (i) any person (as such term is used in Sections 13(d) and 14(d) of the Act), becomes the beneficial owner (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Companys then outstanding securities; (ii) during any two (2) year period, individuals who at the beginning of such period constitute the Board of Trustees, including for this purpose any new trustee whose election resulted from a vacancy on the Board of Trustees caused by the mandatory retirement, death, or disability of a trustee and was approved by a vote of at least two-thirds (2/3rds) of the trustees then still in office who were trustees at the beginning of the period, cease for any reason to constitute a majority thereof; (iii) notwithstanding clauses
(i) or (v) of this Section 15(b), the Company consummates a merger or consolidation of the Company with or into another corporation or trust, the result of which is that the shareholders of the Company at the time of the execution of the agreement to merge or consolidate own less than eighty percent (80%) of the total equity of the entity surviving or resulting from the merger or consolidation or of a entity owning, directly or indirectly, one hundred percent (100%) of the total equity of such surviving or resulting entity; (iv) the sale in one or a series of transactions of all or substantially all of the assets of the Company;
(v) any person, has commenced a tender or exchange offer, or entered into an agreement or received an option to acquire beneficial ownership of fifty percent (50%) or more of the total number of voting shares of the Company unless the Board of Trustees has made a determination that such action does not constitute and will not constitute a change in the persons in control of the Company; or (vi) there is a change of control in the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Act other than in circumstances specifically covered by clauses (i) - (v) above.

SECTION 16.  GENERAL PROVISIONS

     (a) No Distribution; Compliance with Legal Requirements. The Administrator may require each person acquiring Shares pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof.

     No Shares shall be issued pursuant to an Award until all applicable securities law and other legal and stock exchange or similar requirements have been satisfied. The Administrator may require the placing of such stop-orders and restrictive legends on certificates for Shares and Awards as it deems appropriate.

     (b) Delivery of Share Certificates. Share certificates to be delivered to participants under this Plan shall be deemed delivered for all purposes (i) when the Company or a Share transfer agent of the Company shall have mailed such certificates in the United States mail, addressed to the participant, at the participants last known address on file with the Company, or (ii) when the Company records the issuance of Shares in the participants name using the book entry method.

     (c) Other Compensation Arrangements; No Employment Rights. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, including trusts, and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of this Plan and the grant of Awards shall not confer upon any employee any right to continued employment with the Company or any Subsidiary and shall not interfere in any way with the right of the Company or any Subsidiary to terminate the employment of any of its employees at any time.

     (d) Trading Policy Restrictions. Option exercises and other Awards under the Plan shall be subject to such Company insider-trading-policy-related restrictions, terms and conditions as may be established by the Administrator, or in accordance with policies set by the Administrator, from time to time.

SECTION 17.  EFFECTIVE DATE OF PLAN

     This Plan shall become effective upon approval by the holders of a majority of the votes cast at a meeting of Shareholders at which a quorum is present. Subject to such approval by the Shareholders and to the requirement that no Share may be issued hereunder prior to such approval, Share Options and other Awards may be granted hereunder on and after adoption of this Plan by the Board.

SECTION 18.  GOVERNING LAW

     This Plan and all Awards and actions taken thereunder shall be governed by, and construed in accordance with, the laws of the State of Maryland, applied without regard to conflict of law principles.

                                  * * * * *

EXHIBIT 10.2

                             AMENDMENT NO. 2
                                   TO

                 1999 SHARE OPTION AND INCENTIVE PLAN

     ElderTrust, a Maryland real estate investment trust (the Company), hereby amends the terms of the ElderTrust 1999 Share Option and Incentive Plan (the 1999 Plan) as follows:

1. Section 3(c) of the 1999 Plan is hereby amended by replacing the phrase In the event that, at the beginning of the last sentence of
Section 3(c) with the following new phrase:

     Except as otherwise provided in the Award agreement, in the event that,

2.  In all other respects the 1999 Plan is unchanged.

                              *   *   *

     This Amendment No. 2 to 1999 Share Option and Incentive Plan was duly adopted and approved by the Board of Trustees of the Company on April 28, 2003.


                                    /s/ D. Lee McCreary, Jr
                                    ------------------------
                                    D. Lee McCreary, Jr.
                                    Secretary


EXHIBIT 11.1


                      COMPUTATION OF BASIC AND DILUTED
                      NET INCOME (LOSS) PER SHARE FOR
            THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:

                                          For the three    For the six
                                          months ended     months ended
                                              June 30,       June 30,
                                          -----------------------------
                                           2003   2002    2003    2002
                                          -----------------------------
Basic net income (loss) per share:
------------------------------------------
Weighted average common shares outstanding   7,712  7,361  7,655  7,349
                                          =============================

 Net income (loss) from continuing
   operations                             ($1,164)  $575    $428 $1,180

 Basic net income (loss) from continuing
  operations per share                     ($0.15) $0.08   $0.06  $0.16

 Loss from discontinued operations              -  ($234)    $72  ($229)
 Basic loss from discontinued
   operations per share                         - ($0.03) ($0.01)($0.03)

 Net income (loss)                        ($1,164)  $341    $356   $951
 Basic net income (loss) per share         ($0.15) $0.05   $0.05  $0.13

Diluted net income (loss) per share:
-----------------------------------------
 Weighted average common shares
  outstanding                               7,712  7,361   7,655  7,349

 Common stock equivalents - stock options
  and warrants                                  -    344      61    343
                                          -----------------------------
Total weighted average number of diluted
 Shares                                     7,712  7,705   7,716  7,692
                                          =============================

  Net income (loss) from continuing
   operations                             ($1,164)  $575    $428 $1,180

  Diluted net income (loss) from
   continuing operations per share         ($0.15) $0.07   $0.06  $0.15


  Loss from discontinued operations             -  ($234)   ($72) ($229)
  Diluted loss from discontinued
   operations per share                         - ($0.03) ($0.01)($0.03)

  Net income (loss)                       ($1,164)  $341    $356   $951
  Diluted net income (loss) per share      ($0.15) $0.04   $0.05  $0.12


EXHIBIT 31.1

                              CERTIFICATIONS


I, D. Lee McCreary, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ElderTrust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.


Date:	August 14, 2003                /s/ D. LEE MCCREARY, JR.
                                     -----------------------------------
                                     D. Lee McCreary, Jr.
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Treasurer
                                     and Secretary


EXHIBIT 32.1


Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned Chief Executive Officer and Chief Financial Officer of ElderTrust (the Company), certifies that, to his knowledge, on the date hereof:

(a) the Form 10-Q of the Company for the quarter ended June 30, 2003 filed on August 14, 2003 with the Securities and Exchange Commission (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 14, 2003                       /s/ D. Lee McCreary, Jr.
_______________                       ________________________________
Date                                  D. Lee McCreary, Jr.
                                      President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, Treasurer and Secretary