Form 10-Q
period 2003-09-30
ELDERTRUST
filed 2003-11-14
CIK 1043236

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-Q
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2003

                                   or

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

             Yes     X                          No _____


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             Yes    ____                        No    X


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

              Class                     Outstanding at October 31, 2003
 _________________________________      _______________________________
   Common shares of beneficial                  7,784,446
   interest, $0.01 par value per
   share





                               ELDERTRUST
                               FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                            TABLE OF CONTENTS


PART I:	FINANCIAL INFORMATION                                Page

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of September
       30, 2003 (unaudited) and December 31, 2002...............    1

     Condensed Consolidated Statements of Operations for the
       three and nine month periods ended September 30, 2003
       and 2002 (unaudited).....................................    2

     Condensed Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2003 and 2002 (unaudited)    3

     Notes to Unaudited Condensed Consolidated Financial
       Statements...............................................    4

   Item 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations...............   11

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk......................................   34

   Item 4.  Controls and Procedures.............................   35

PART II:	OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K....................   35

SIGNATURES......................................................   37

EXHIBIT INDEX...................................................   38




                                    i

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 ELDERTRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)

                                             September 30,
                                                 2003       December 31,
                                             (unaudited)        2002
                                            -----------------------------
                    ASSETS
Assets:
  Real estate properties, at cost               $163,968       $306,553
  Less accumulated depreciation and
   amortization of capital leases                (28,510)       (44,921)
  Land                                            16,570         20,425
                                             -----------------------------
      Net real estate properties                 152,028        282,057
  Properties held for sale                       118,189            926
  Cash and cash equivalents                        4,180          7,398
  Restricted cash                                 10,181         11,259
  Accounts receivable, net of allowance
   of $28 and $16, respectively                      159            119
  Accounts receivable from unconsolidated
   entities                                            -             65
  Prepaid expenses                                   975            613
  Investment in and advances to unconsolidated
   entities, net of allowance of $1,292 at
   December 31, 2002                                   -          3,187
  Other assets, net of accumulated amortization
   and depreciation of $1,331 and $1,128,
   respectively                                    1,089          1,151
                                            -----------------------------
                                                $286,801       $306,775
                                            =============================


     LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
  Guidance line of credit                      $  5,000         $ 3,067
  Accounts payable and accrued expenses           1,037           1,441
  Accounts payable to unconsolidated entities         -              47
  Mortgages,  bonds, note payable and capital
   lease obligations                            104,414         204,889
  Mortgages and capital lease obligation
   related to properties held for sale           82,226           1,007
  Notes payable to unconsolidated entities            -           3,844
  Other liabilities                               7,712           6,267
                                            -----------------------------
      Total liabilities                         200,389         220,562
                                            -----------------------------

Minority interest                                 3,481           3,469

Shareholders equity:
  Preferred shares, $.01 par value;
   20,000,000 shares authorized;
   none outstanding                                   -               -
  Common shares, $.01 par value; 100,000,000
   shares authorized; 7,784,446 and
   7,540,142 shares issued and outstanding,
   respectively                                      78              75
  Capital in excess of par value                121,974         121,988
  Deficit                                       (39,121)        (39,319)
                                            -----------------------------
         Total shareholders equity               82,931          82,744
                                            -----------------------------
Total liabilities and shareholders equity      $286,801        $306,775
                                            =============================

                See accompanying notes to unaudited condensed
                     consolidated financial statements.

                               ELDERTRUST
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (in thousands, except per share amounts)


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
Revenues:
  rental                           $4,755   $3,874    $14,177  $11,563
  Interest                             59       69        188      214
  Interest from unconsolidated
   equity investees                     -      217          -      647
  Other income                          -        5          -      226
                                  --------------------------------------
   Total revenues                   4,814    4,165     14,365   12,650
                                  --------------------------------------

Expenses:
  Property operating expenses         314      285        921     998
  Interest expense, including
   amortization of deferred
   finance costs                    2,070    1,835      6,191   5,571
  Depreciation and amortization     1,459    1,195      4,375   3,586
  General and administrative          573      551      2,042   1,705
  Bad debt recovery                     -        -       (894)      -
  Gain on debt extinguishment      (1,856)       -     (1,856)      -
  Severance expense                 1,341        -      1,341       -
                                  --------------------------------------
     Total expenses                 3,901    3,866     12,120  11,860
                                  --------------------------------------

Net income before equity in
 losses of unconsolidated
 entities and minority interest       913      299      2,245     790

Equity in losses of unconsolidated
  entities, net                         -      (73)         -    (236)
Minority interest                     (36)     (10)       (81)    (32)
                                  --------------------------------------
Income from continuing operations     877      216      2,164     522

Income from discontinued
  operations, net of minority
  interest                          1,433      469        501   1,115
                                  --------------------------------------
Net income                         $2,310     $685     $2,665  $1,637
                                  ======================================

Income Per Share
----------------------------------
Basic weighted average number of
 common shares outstanding          7,722    7,435      7,678   7,378
                                  --------------------------------------
 Basic income per share from
   continuing operations            $0.11    $0.03      $0.28   $0.07
 Basic income per share from
  discontinued operations           $0.19    $0.06      $0.07   $0.15
 Basic net income per share         $0.30    $0.09      $0.35   $0.22

Diluted weighted average number of
 common shares outstanding          7,770    7,741      7,709   7,701
                                  --------------------------------------
 Diluted income per share from
  continuing operations             $0.11    $0.03      $0.28   $0.07
 Diluted income per share from
  discontinued operations           $0.19    $0.06      $0.07   $0.14
 Diluted net income per share       $0.30    $0.09      $0.35   $0.21


Dividends declared per share        $0.16        -      $0.32       -


                 See accompanying notes to unaudited condensed
                    consolidated financial statements.

                                ELDERTRUST
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)


                                                   Nine Months Ended
                                                    September 30,
                                                 ---------------------
                                                    2003       2002
                                                 ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $2,665     $1,637
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                   8,129      4,932
    Bad debt expense (recovery)                      (896)        19
    Stock compensation expense                         30          -
    (Gain) loss on sale of property,
     plant and equipment                             (203)         -
    Gain on debt extinguishment                    (2,475)         -
    Loss on impairment of long-lived assets         2,021        250
    Minority interest and equity in losses
     from unconsolidated entities                     100      1,674
    Net changes in assets and liabilities:
      Accounts receivable and prepaid expenses       (179)      (829)
      Accounts payable and accrued expenses          (391)       235
      Deferred lease costs                              -       (154)
      Other                                         1,165       (848)
                                                 ---------------------
  Net cash provided by operating activities         9,966      6,916
                                                 ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisition of
    unconsolidated subsidiaries                         -        495
  Cash paid to acquire unconsolidated entities          -        (85)
  Capital expenditures                               (362)      (234)
  Proceeds from affiliates                              -        650
  Proceeds from sale of rental property             2,590          -
  Net change in restricted cash                     1,065        386
  Deferred finance cost                                 -       (232)
  Other                                                18          -
                                                 ---------------------
  Net cash provided by investing activities         3,312        980
                                                 ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under guidance
   line/bank credit facility                       (3,567)    (7,370)
  Borrowings under the guidance line                5,500      3,067
  Principal payments on mortgages and
   bonds payable                                   (4,274)    (1,007)
  Payment of principal on Pennsburg &
   Harston Hall mortgage                          (11,500)         -
  Distributions to shareholders                    (2,468)         -
  Deferred finance costs                              (51)         -
  Distributions to minority interests                 (94)        (3)
  Stock options exercised                             (41)        41
  Other                                                 -        (64)
                                                 ---------------------
  Net cash used in financing activities           (16,495)    (5,336)
                                                 ---------------------


Net decrease in cash and cash equivalents          (3,218)     2,560
Cash and cash equivalents, beginning of period      7,398      2,676
                                                 ---------------------
Cash and cash equivalents, end of period           $4,180     $5,236
                                                 =====================

Supplemental cash flow information:

Cash paid for interest                            $10,457     $5,970


               See accompanying notes to unaudited condensed
                   consolidated financial statements.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                     CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying unaudited condensed consolidated financial statements of ElderTrust and its consolidated subsidiaries (ElderTrust or the Company) should be read together with the consolidated financial statements and notes the for the year ended December 31, 2002 included in the Companys Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     On July 17, 2003, the Company borrowed $5.5 million under the Guidance Line with Wachovia Bank. On August 13, 2003, those funds, along with $6 million of additional funds (consisting of $2.6 million in proceeds from the Harston Hall sale, $2.5 million related to the lease restructuring that closed in August 2003 and $0.9 million of operating cash), were used to satisfy in full a $14 million, non-recourse loan secured by the Companys Harston Hall and Pennsburg properties. Harston Hall and Pennsburg properties were part of a series of transactions the Company entered into with Genesis Health Ventures, Inc. (Genesis). See Note 3 Restructuring Agreements for additional information on these agreements and transactions.

     The Company has a working capital deficit of $4.7 million at September 30, 2003, primarily due to the outstanding balance on the Guidance Line of $5.0 million. On October 30, 2003, the Company repaid the $5 million outstanding balance on the Guidance Line. The Company has $7.5 million of availability under the Guidance Line, subject to lender approval and borrowing base limitations.


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

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)


     On August 13, 2003, the Harston Hall property, located in Flourtown, Pennsylvania, was sold to Genesis Health Ventures, Inc. (Genesis) for approximately $2.6 million. The $14.0 million non-recourse debt secured by the Harston Hall and Pennsburg properties was satisfied in full for a payment of $11.5 million prior to the sale. The extinguishment of the Harston Hall portion of the debt resulted a gain of $0.6 million, which is included in discontinued operations.

     On September 11, 2003, the Company entered into a definitive Master Agreement (the Genesis Agreement) with Genesis. Under the terms of the Genesis Agreement, five properties, (Liberty Court also known as Rittenhouse, Willowbrook, Phillipsburg, Riverview Ridge and Pleasant
View), would be sold to the company spun-off from Genesis Health Ventures, which will be known as Genesis HealthCare Corporation (HealthCare).
Among other transactions, HealthCare would purchase the ownership interest in the Companys subsidiary ET Sub-Meridian Limited Partnership, L.L.P. (Meridian) that is the prime lessee on seven properties currently subleased to Genesis and accounted for by the Company as capital leases (Meridian 7). All 12 of these properties have been accounted for as discontinued operations at September 30, 2003.

     The following represents a summary of the results of operations for the above properties, which were classified in discontinued operations for the nine month periods ended September 30, 2003 and 2002:

                                             For the nine months ended
                                                   September 30,
                                             -------------------------
                                                  2003        2002
                                             -------------------------
                                             (unaudited, in thousands)

     Rental revenue                           $   9,960     $  2,479
     Other income                                     1        2,183
                                             -------------------------
       Total revenue                              9,961        4,662

     Interest expense                             4,597          799
     Depreciation and amortization                3,431          907
     Property operating expense                      24           42
     General and administrative                     190          152
     Loss on impairment of assets                 2,021          250
     Gain on sale of fixed assets                  (203)           -
     Gain on debt restructuring                    (619)           -
                                             -------------------------
       Total expenses                             9,441        2,150

     Income before minority interest                520        2,512
     Equity in losses of unconsolidated
      subsidiaries                                    -       (1,344)
     Minority interest                              (19)         (53)
                                              -------------------------
Income from discontinued operations                $501       $1,115
                                             -------------------------

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.   Restructuring Agreements

     The Company announced on July 14, 2003, that it had entered into a non-binding letter of intent (the LOI) with Genesis Health Ventures, Inc. (Genesis) to restructure their current business relationship. As was previously announced, Genesis intends to spin-off its ElderCare division (the Spin-Off) which will be known as Genesis HealthCare Corporation (HealthCare). Operations of ElderTrust assets that are leased to Genesis would be spun off to HealthCare as part of the transaction and, as a result, ElderTrust has certain approval rights with respect to the Spin-Off. The LOI sets forth the proposed terms of the restructuring of the Companys current transactions with Genesis and approval of the Spin-Off. The LOI also addresses assets currently leased by the Company to Crozer/Genesis ElderCare Limited Partnership (Crozer) and Genesis Eldercare Partnership of New England, L.P. (NDNE), a 90% owned subsidiary of Genesis, and the proposed assignment of leasehold interests to Benchmark Assisted Living, LLC (Benchmark).

     On August 13, 2003, the Company announced the completion of its restructured lease transactions with Crozer, including the satisfaction of its $14 million, non-recourse loan secured by the Harston Hall and Pennsburg properties for a cash payment of $11.5 million. Under the terms of the agreements with Crozer:

   * The Harston Hall property was sold to Genesis Health Ventures, Inc. (Genesis) for $2.6 million;

   * The annual rent on the Pennsburg property was reduced to $656,000 per year in exchange for a one-time payment by Genesis of $2.5 million;

   * The leases for the Pennsburg, Chapel Manor and Belvedere properties were extended for approximately twelve years, and certain other changes were made to the leases, including, but not limited to, elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1, and the addition of lease guarantees by Genesis. Following Genesis proposed Spin-Off, the leases will be guaranteed by HealthCare.

     ElderTrust recorded an impairment charge on the Harston Hall property of $2.0 million in the quarter ended June 30, 2003. During the quarter ended September 30, 2003, the Company recorded a gain of approximately $0.2 million upon the sale of Harston Hall and a gain of approximately $0.6 million corresponding to the amount of debt forgiven by the lender to satisfy the related mortgage loan.

     On September 11, 2003, the Company announced that it entered into a definitive Master Agreement (the Genesis Agreement) with Genesis and a purchase and sale agreement (the Benchmark Agreement) with NDNE.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Under the terms of the Benchmark Agreement, the Company completed the following transactions on October 24, 2003:

   * NDNE assigned their leasehold interests in the Cabot Park, Cleveland Circle, North Andover and Vernon Court properties to Benchmark;

   * Annual rent under the leases were reduced by $1,380,000 per year;

   * The terms of the leases were extended ten years to 2013;

   * Benchmark has the option to acquire the Cabot Park, Cleveland Circle and North Andover properties, on the fifth and tenth lease anniversary dates;

   * Benchmark has an option to acquire the Vernon Court property at any time during the lease term;

   * The leases have limited guarantees equal to one years rent provided by AEW Partners IV, a significant investor in Benchmark; and

   * The Company received $5.0 million as consideration for the above transactions.

Under the terms of the Genesis Agreement:

   * On October 29, 2003, the Company sold the Liberty Court property to Genesis for approximately $10.3 million;

   * On October 29, 2003, rents on Heritage Woods and Sanatoga Court properties were reduced by $0.7 million per year and their lease terms were extended through 2012 in exchange for a cash payment of approximately $2.6 million.

   * On November 7, 2003, Genesis purchased the Companys ownership interest in Meridian which is the prime lessee on seven properties which were subleased to Genesis and accounted for by the Company as capital leases (Meridian 7);

   * Four other properties, (Willowbrook, Phillipsburg, Riverview Ridge and Pleasant View), will be sold to Healthcare; and

   * Genesis would pay a $5.0 million consent fee to the Company immediately upon completion of the Spin-off. Following the Spin-Off, the Company would change the guarantor from Genesis to HealthCare on the six remaining leases with Genesis, including Heritage Woods, and Sanatoga Court, and make certain other modifications to those leases.

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Total consideration for the above transactions is expected to be approximately $126.7 million, of which approximately $44.1 million is expected to be received in cash and $82.6 million of existing debt and capitalized lease obligations are expected to be assumed by the purchaser. Of these amounts, $93.4 million, including $18 million in cash and Genesiss assumption of $75.4 million of debt and lease obligations relate to Meridian which was sold on November 7, 2003. Also, $5.0 million would be allocable to the guarantor consent fee, which payment is conditioned upon the occurrence of the spin-off. Consummation of the remaining restructuring transactions are subject to various closing conditions, including the receipt of any necessary lender and other third party consents.

     The parties have agreed to complete the remaining transactions with Genesis as soon as possible but no later than March 31, 2004, unless extended by the parties.

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

     Additionally, during the second quarter of 2003, the Company issued performance based stock options accounted for as variable plans under APB No. 25. The Company recognized a minimal amount of compensation expense related to the performance based stock options during the period ended September 30, 2003.

     The following table shows compensation expense that would have been recorded during the periods presented, for the Plans based upon the fair value of the option awards, under SFAS No. 123, Stock Based Compensation.

     Pro forma net income and net income per share would have been as follows:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------

Net income, as reported             $2,310   $  685    $2,665  $1,637
Add:  stock-based employee
      compensation under stock
      option plans                      23        -        30       -
Deduct: total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                        (66)     (42)     (242)   (102)
Pro forma net income                $2,267   $  643    $2,453  $1,535
Basic net income per share, as
    reported                        $ 0.30   $ 0.09    $ 0.35  $ 0.22
Basic pro forma net income per
    share                           $ 0.29   $ 0.09    $ 0.32  $ 0.21
Diluted net income per share, as
    reported                        $ 0.30   $ 0.09    $ 0.35  $ 0.21
Diluted pro forma net income per
    share                           $ 0.29   $ 0.08    $ 0.32  $ 0.20

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Distributions

     On August 15, 2003, the Company paid a quarterly distribution of $0.16 per common share to shareholders of record on August 1, 2003.

     On October 20, 2003, the Companys Board of Trustees authorized the payment of a quarterly distribution of $0.16 per common share to shareholders of record on October 30, 2003. The distribution will be paid on November 14, 2003.

     On October 27, 2003, the Company announced its intention to increase the quarterly dividend from $0.16 to $0.18 per share beginning with the quarterly dividend for the fourth quarter of 2003. The proposed dividend increase is conditioned on the completion of the restructuring transactions with Genesis and is subject to the authorization of the Companys Board of Trustees.

6.   Income Per Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
Basic net income per share:
----------------------------------
Weighted average common shares
  outstanding                       7,722    7,435      7,678   7,378
                                   =====================================

   Income from continuing
     operations                      $877     $216     $2,164    $522
   Basic income per share from
     continuing operations per
     share                          $0.11    $0.03      $0.28   $0.07

   Income from discontinued
     operations                    $1,433     $469       $501  $1,115
   Basic income per share from
     discontinued operations        $0.19    $0.06      $0.07   $0.15

   Net income                      $2,310     $685     $2,665  $1,637
   Basic net income per share       $0.30    $0.09      $0.35   $0.22

                                ELDERTRUST
                       NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS (continued)


Diluted net income per share:
----------------------------------
Weighted average common shares
  outstanding                       7,722    7,435      7,678   7,378

Common stock equivalents - stock
  options and warrants                 48      306         31     323
                                  -------------------------------------
Total weighted average number
  of diluted shares                 7,770    7,741      7,709   7,701
                                  =====================================

  Income from continuing
    operations                       $877     $216     $2,164    $522
  Diluted income per share from
   continuing operations            $0.11    $0.03      $0.28   $0.07

  Income from discontinued
    operations                     $1,433     $469       $501  $1,115
  Diluted income per share from
   discontinued operations          $0.19    $0.06      $0.07   $0.14

  Net income                       $2,310     $685     $2,665  $1,637
  Diluted net income per share      $0.30    $0.09      $0.35   $0.21


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


ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Managements Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to results of operations and financial condition of ElderTrust and its consolidated subsidiaries (collectively, ElderTrust or the Company). In general, these statements are identified by the use of forward-looking words or phrases, including but not limited to intended, will, should, could, may, continues, continued, estimate, estimated, expects, expected, believes, anticipates and anticipated or the negative or variations thereof or similar terminology. These statements are not guarantees of the Companys future performance, and are subject to risks and uncertainties and other important factors that could cause the Companys actual performance or achievements to be materially different from those expressed or implied by these forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

* the extent to which the Company can consummate the proposed restructuring transactions, described herein with Genesis Health Ventures, Inc. (Genesis), the Companys principal tenant;
* the ability of Genesis (and after the proposed spin-off of its healthcare assets, HealthCare) to continue making lease payments to the Company;
* fluctuation of interest rates;
* the ability to achieve planned reductions in recurring overhead expenses;
* availability, terms and use of capital;
* general economic, business and regulatory conditions;
* federal and state government regulation;
* changes in Medicare and Medicaid reimbursement programs; and
* competition.

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


General

     The Company is a self-managed and self-administered real estate investment trust (REIT) that invests principally in senior housing and other healthcare facilities, primarily skilled nursing facilities, assisted and independent living facilities and medical office and other buildings. The Company is the general partner of, and conducts all of its operations through, ElderTrust Operating Limited Partnership (the Operating Partnership). At September 30, 2003, the Company owned a 96.3% interest in the Operating Partnership.

     The Companys consolidated assets consist primarily of the assets of the Operating Partnership and its consolidated subsidiaries. At September 30, 2003, the Companys consolidated assets primarily consisted of a diversified portfolio of 30 healthcare properties with an aggregate carrying value of $270.2 million. The portfolio consists of eleven assisted living facilities, fourteen skilled nursing facilities, including seven properties that are leased by the Company under capital leases, two independent living facilities and three medical office and other buildings. Skilled nursing facilities and assisted and independent living facilities comprised approximately 96% of the Companys consolidated assets at September 30, 2003.

     Approximately 93% of the Companys consolidated assets at September 30, 2003 consisted of properties leased to or managed by subsidiaries of Genesis or entities in which it has an equity interest (Genesis Equity Investees). Revenues recorded by the Company in connection with these leases aggregated $5.0 million during the third quarter of 2003 and $3.7 million during the third quarter of 2002. Revenues for the nine months ended September 30, 2003 and 2002 were $21.3 million and $11.2 million, respectively. As a result of these relationships with Genesis, the Companys revenues and ability to meet its obligations depend, in significant part, upon the ability of Genesis and Genesis Equity Investees to meet their lease obligations. Any failure of these entities to continue their operations and/or to continue to make lease payments to the Company could have a significant adverse impact on the Companys operations and cash flows due to the significant portion of our properties leased to such entities.

     During the third quarter of 2003, the Company entered into agreements restructuring certain of its transactions with Genesis, Crozer/Genesis ElderCare Limited Partnership (Crozer) and Genesis Eldercare Partnership of New England, L.P. (NDNE), which is a 90% owned subsidiary of Genesis, and the proposed assignment of leasehold interests to Benchmark Assisted Living, LLC (Benchmark). As a result of transactions completed pursuant to the terms of those agreements, as of November 10, 2003, the Companys portfolio consists of 22 healthcare properties with an aggregate carrying value of $168.4 million. The portfolio consists of 11 assisted living facilities, 6 skilled nursing facilities, 2 independent living facilities and 3 medical office and other buildings. Also, under those agreements, the Company would sell an additional four skilled nursing facilities to Genesis.

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


Resignation of President and Chief Executive Officer

     On September 4, 2003, D. Lee McCreary, Jr. resigned all of his positions with the Company, including as President and Chief Executive Officer. The Companys board of directors appointed Michael R. Walker as Acting President and Chief Executive Officer. The Company recognized $1.3 million in severance and related costs relating to the severance agreement with Mr. McCreary during the quarter ended September 30, 2003.

Financial Accounting Standards Board Statement No. 150

     Under Financial Accounting Standards Board Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FASB 150), companies are required to report a cumulative effect of a change in accounting, for the difference between the previously reported carrying amount of mandatory redeemable financial instruments and the amount to be reported as a liability for those instruments.

     The Company adopted FASB 150 for the quarter ended September 30, 2003 and initially recorded a $49,000 expense for a cumulative effect of accounting change. On October 29, 2003, the Financial Accounting Standard Board announced that certain provisions of FASB 150, related to the difference between the previously reported carrying amount of mandatory redeemable financial instruments and the amount to be reported as a liability for those instruments, will be indefinitely deferred.

     Due to the revised accounting treatment, the Company has revised its earnings for the three and nine month periods ended September 30, 2003 to eliminate this $49,000 charge recorded as a result of the application of FASB 150. Below is a reconciliation of the effect of the restatement.

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                 (in thousands, except per share amount)

Net income as reported in press
 release                                 $2,261            $2,616
Add:  Cumulative effect of
 accounting change                           49                49
                                  --------------------------------------
Net income                               $2,310            $2,665
                                  ======================================

Basic net income per share as
  reported in press release               $0.29             $0.34
Add:  Cumulative effect of
  accounting change                       $0.01             $0.01
Basic net income per share                $0.30             $0.35


Diluted net income per share as
  reported in press release               $0.29             $0.34
Add:  Cumulative effect of
  accounting change                       $0.01             $0.01
Diluted net income per share              $0.30             $0.35


Restructuring Agreements

     During the third quarter of 2003, the Company entered into agreements restructuring certain of its transactions with Genesis, Crozer/Genesis ElderCare Limited Partnership (Crozer) and Genesis Eldercare Partnership of New England, L.P. (NDNE), which is a 90% owned subsidiary of Genesis Health Ventures (Geneisis), and Benchmark Assisted Living, LLC (Benchmark).

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

     The pro forma condensed consolidated balance sheet assumes all of the following transactions occurred on September 30, 2003:

Completed transactions during the period from October 1, 2003 through November 14, 2003

     * The sale of the Liberty Court property to Genesis;

     * The sale of the Meridian 7 ownership interest to Genesis;

     * Reduction in rents on five properties in exchange for a one-time cash payment.

In progress transactions as of November 14, 2003

     * Sale of four properties to Genesis;

     * Repayment of one mortgage loan and one bond obligation;

     * Modification of certain leases;

     * Consent to Genesis reorganization in exchange for a one-time cash payment.

     In the opinion of the Companys Management, all material adjustments necessary to reflect the effects of the preceding transactions have been made. The unaudited condensed consolidated pro forma balance sheet is presented for illustrative purposes only and is not necessarily indicative of what the actual financial position would have been had the transactions described above occurred on September 30, 2003, nor does it purport to represent the future financial position of the
Company.   See Note 3- Restructuring Agreements for additional
information on these agreements and transactions.

     Pro forma selected condensed consolidated balance sheet data as of September 30, 2003:

                                                 (unaudited, in thousands)
                                                    Foot-            In progress   Foot-   Pro
                             Historical  Completed  note   Subtotal  Transactions  note   forma
           ASSETS
Assets:
  Real estate properties,
   at cost                    $163,968          -          163,968            -         $163,968
  Less accumulated
   depreciation and
   amortization of capital
   leases                      (28,510)         -          (28,510)           -          (28,510)
  Land                          16,570          -           16,570            -           16,570
                             ---------------------------------------------------------------------
 Net real estate properties    152,028          -          152,028            -          152,028
Properties held for sale, net  118,189   (101,769)   (a)    16,420      (16,420)    (a)        -
Cash and cash equivalents        4,180     29,247    (b)    33,427       (6,797)    (b)   26,630
Restricted cash                 10,181     (1,370)   (c)     8,811       (2,753)    (c)    6,058
Accounts receivable, net of
 allowance of $28 and $16,
 respectively                      159          -              159            -              159
Prepaid expenses                   975          -              975         (419)    (d)      556
Other assets, net of
 accumulated amortization
 and depreciation of $1,331
 and $1,128, respectively        1,089          -            1,089          (67)    (e)    1,022
                             ---------------------------------------------------------------------
Total Assets                  $286,801   ($73,892)        $212,909     ($26,456)        $186,453
                             =====================================================================

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities:
  Guidance line               $ 5,000     ($5,000)        $      -      $     -         $      -
Accounts payable and
 accrued expenses               1,037        (539)   (f)       498            -              498
Mortgages, bonds, note
 payable and capital lease
 obligations                  104,414           -          104,414      (19,715)    (g)   84,699
Mortgages and capital lease
 obligation related to
 properties held for sale      82,226     (75,910)   (h)     6,316       (6,316)     (h)       -
Other liabilities               7,712       4,988    (i)    12,700          774      (i)  13,474
                             ---------------------------------------------------------------------
Total liabilities             200,389     (76,461)         123,928      (25,257)          98,671

Minority interest               3,481         149            3,630          (12)           3,618

Shareholders equity:
  Preferred shares, $.01
  par value; 20,000,000
  shares authorized;
  none outstanding                  -           -                -            -                -
Common shares, $.01 par
  value; 100,000,000 shares
  authorized; 7,784,446 and
  7,540,142 shares issued
  and outstanding,
  respectively                     78           -               78            -               78
Capital in excess of
  par value                   121,974           -          121,974            -          121,974
Deficit                       (39,121)      2,420     (j)  (36,701)      (1,187)    (j)  (37,888)
                             ---------------------------------------------------------------------
  Total shareholders equity    82,931       2,420           85,351       (1,187)          84,164
                             ---------------------------------------------------------------------
Total liabilities and
  shareholders equity        $286,801    ($73,892)        $212,909     ($26,456)        $186,453
                             =====================================================================

Footnotes:

(a)  Sale of properties
     Completed
     	    Meridian 7                                     ($93,567)
          Liberty Court	                                   (8,202)
                                                       -------------
                                                        ($101,769)
                                                       =============

     In progress
          Willowbrook                                     ($5,307)
          Phillipsburg                                     (2,326)
          Riverview Ridge                                  (5,441)
          Pleasant View                                    (3,346)
                                                       -------------
                                                         ($16,420)
                                                       =============


(b)  Cash and cash equivalents
     Completed
       Benchmark lease modification fee	              $   5,000
       Proceeds received from the sale of properties       26,684
       Heritage Woods and Sanatoga Court rent
         reduction payment                                  2,563
       Reduction in amounts outstanding under the
         Guidance Line                                     (5,000)
                                                       -------------
                                                          $29,247
                                                       =============

     In progress
      Payment of amounts outstanding under the
        Highgate bond                                     ($7,908)
      Repayment of the Lopatcong mortgage loan            (10,500)
      Consent fee from Genesis                              5,000
      Refund of security deposits                          (1,679)
      Proceeds received from the sale of properties         8,290
                                                       -------------
                                                          ($6,797)
                                                       =============

(c)  Restricted cash
     Completed
       Release of Meridian 7 restricted cash              ($1,370)

     In progress
       Bond reserves utilized as part of the Highgate
         bond repayment                                     ($2,221)
       Refund of security deposits                             (532)
                                                       -------------
                                                            ($2,753)
                                                       =============

(d)  Application of previously funded transaction
       costs                                                  ($419)

(e) Write-off remaining balance of deferred financing
      costs related to mortgages to be repaid/assumed	         ($67)

(f) Payment of accrued interest and other liabilities
      upon sale of properties                                 ($539)

(g)  Repayment of  Lopatcong mortgage loan                 ($10,500)
       Repayment of Highgate bond                            (9,215)
                                                       -------------
                                                           ($19,715)
                                                       =============

(h)  Mortgages, notes and capital lease obligations
       assumed by purchaser
     Completed
       Meridian 7 note payable and capital lease
         obligation                                        ($75,910)

     In progress
       Pleasant View                                        ($3,699)
       Riverview Ridge                                       (2,617)
                                                        ------------
                                                            ($6,316)
                                                        ============

(i) Other liabilities represent deferral of lease modification payments and the refund of security and other deposits

     Completed
       Meridian 7 refund of sublease deposits               ($2,575)
       Benchmark lease modification payment                   5,000
       Heritage Woods and Sanatoga lease
         modification payment                                 2,563
                                                        ------------
                                                             $4,988
                                                        ============
     In progress
       Return Highgate deposit                                 ($48)
       Return security deposits                              (1,678)
       50% of guarantee fee (other 50% recorded
         as income)                                           2,500
                                                        ------------
                                                               $774
                                                        ============

(j) Represents the impact on income of the various
    transactions
     Completed
       Gain on sale of Meridian 7 partnership interest     $    528
       Gain on sale of Liberty Court                          1,892
                                                        ------------
                                                            $ 2,420
                                                        ============
In progress
     Loss on sale of Willowbrook                            ($3,652)
     Gain on sale of Phillipsburg                             1,025
     Loss on sale of Riverview Ridge                           (176)
     Gain on sale of Pleasant View	                          1,134
     Loss on extinguishment of Highgate bond                   (867)
     Transaction costs	                                     (1,059)
     Guarantor fee on properties sold                         2,408
                                                        ------------
                                                            ($1,187)
                                                        ============


PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2003 and the year ended December 31, 2002 assume all of the following transactions occurred on January 1, 2003 and January 1, 2002, respectively:

Completed transactions during the period from October 1, 2003 through November 14, 2003
     * The sale of the Liberty Court property to Genesis;

     * The sale of the Meridian 7 ownership interest to Genesis;

     * Reduction in rents on five properties in exchange for a one-time cash payment;

In progress transactions as of November 14, 2003
     * Sale of four properties to Genesis;

     * Repayment of one mortgage and one bond obligation;

     * Modification of certain leases;

     In the opinion of the Companys Management, all material adjustments necessary to reflect the effects of the preceding transactions have been made. The unaudited condensed consolidated pro forma statement of operations is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions described above occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods. See Note 3- Restructuring Agreements for additional information on these agreements and transactions.


                                       (unaudited, dollars in thousands, except per share amounts)
                                                        Nine months ended September 30, 2003


                                                    Foot-            In progress   Foot-   Pro
                             Historical  Completed  note   Subtotal  Transactions  note   forma

Revenues:
  Rental                       $14,177   ($1,211)    (a)   $12,966       $843       (a)    $13,809
  Interest                         188         -               188          -                  188
                              ----------------------------------------------------------------------
    Total revenues              14,365    (1,211)           13,154        843               13,997

Expenses:
  Property operating expenses      921         -               921          -                  921
  Interest expense, including
   amortization of deferred
   finance costs                 6,191      (278)    (b)     5,913       (911)       (b)     5,002
Depreciation and amortization    4,375         -             4,375          -                4,375
General and administrative       2,042         -             2,042          -                2,042
Bad debt expense (recovery)       (894)        -              (894)         -                 (894)
Gain on debt restructuring      (1,856)        -            (1,856)         -               (1,856)
Severance expense                1,341         -             1,341          -                1,341
                              ----------------------------------------------------------------------
   Total expenses               12,120      (278)           11,842       (911)              10,931
                              ----------------------------------------------------------------------

Net income before equity in
 losses of unconsolidated
 entities and minority
 interest                        2,245      (933)            1,312      1,754                3,066

Minority interest                  (81)       41     (c)       (40)       (65)       (c)      (105)
                              ----------------------------------------------------------------------
Income from continuing
  operations                    $2,164     ($892)           $1,272     $1,689                $2,961
                              =======================================================================

Income Per Share
Basic weighted average number
  of common shares outstanding   7,678     7,678             7,678      7,678                 7,678

Basic income per share           $0.28    ($0.12)            $0.16      $0.22                 $0.38

Diluted weighted average number
 of common shares outstanding    7,709     7,709             7,709      7,709                 7,709

Diluted income per share         $0.28    ($0.12)            $0.16      $0.22                 $0.38



                                       (unaudited, dollars in thousands, except per share amounts)
                                                                 Year ended December 31, 2002


                                                    Foot-            In progress   Foot-   Pro
                             Historical  Completed  note   Subtotal  Transactions  note   forma

Revenues:
  Rental                       $16,217   ($1,567)    (a)   $14,650     $1,124       (a)    $15,774
  Interest                         285         -               285          -                  285
  Interest from
   unconsolidated equity
   investees                       763         -               763          -                  763
  Other income                     245         -               245          -                  245
                              ----------------------------------------------------------------------
   Total revenues               17,510    (1,567)           15,943      1,124               17,067

Expenses:
  Property operating expenses    1,289         -             1,289          -                1,289
  Interest expense, including
   amortization of deferred
   finance costs                 7,843      (412)    (b)     7,431     (1,316)       (b)     6,115
  Depreciation and amortization  5,051         -             5,051          -                5,051
  General and administrative     2,273         -             2,273          -                2,273
                              ----------------------------------------------------------------------
 Total expenses                 16,456      (412)           16,044     (1,316)              14,728
                              ----------------------------------------------------------------------

Net income before equity in
 losses of unconsolidated
 entities and minority interest  1,054    (1,155)             (101)     2,440                2,339

Equity in losses of
 unconsolidated entities, net      (21)        -               (21)         -                  (21)
Minority interest                  (54)       61     (c)         7        (99)        (c)      (92)
                              ----------------------------------------------------------------------

Income from continuing
 operations                        $979  ($1,094)            ($115)    $2,341               $2,226
                              ======================================================================


Income Per Share
 Basic weighted average
   number of common shares
   outstanding                    7,401    7,401             7,401      7,401                7,401

 Basic income per share           $0.13   ($0.15)           ($0.02)     $0.32                $0.30

 Diluted weighted average
  number of common shares
  outstanding                     7,708    7,708             7,708      7,708                7,708

 Diluted net income per share     $0.13   ($0.14)           ($0.01)     $0.30                $0.29

Footnotes:

(a)  Represents the reduction in rental revenue for the following properties:

           Completed

                                       Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------
        Pennsburg Manor                     ($237)           ($267)
        Vernon Court                         (310)            (414)
        Cleveland Circle                     (178)            (237)
        Cabot Park                           (175)            (233)
        Heritage Woods                       (279)            (373)
        Sanatoga Court                        (32)             (43)
                                      ----------------------------------
                                          ($1,211)         ($1,567)
                                      ----------------------------------
        In progress

                                       Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------

        Straight-line rent adjustments
         and amortization of lease
         modification fees                   $843           $1,124


(b) Represents reduced interest expense due to payoff of debt or assumption of debt by purchaser:

        Completed

                                       Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------
         Pennsburg Manor                     $278              $412

         In Progress

                                      Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------
         Repayment of Highgate bond         ($543)            ($739)
         Lopatcong mortgage loan             (368)             (577)
                                      ----------------------------------
                                            ($911)          ($1,316)
                                      ==================================

(c) Represents the allocatin of the impact on income from continuing operations to minority interest based upon the Companys ownership of 96.3% and 96.2% of the outstanding units of ElderTrust Operating Limited Partnership during the nine-months ended September 30, 2003 and the year ended December 31, 2002, respectively:


        Completed

                                       Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------
                                              $41              $61


        In progress

                                       Nine months ended   Year ended
                                         September 30,     December 31,
                                            2003               2002
                                      ----------------------------------
                                             ($65)            ($99)


     Pro forma selected Funds From Operations data (see Funds From Operations below for additional information) for the nine months ended September 30, 2003 and for the twelve months ended December 31, 2002:


                               (dollars in thousands, except per share amounts)
                                      Nine months ended September 30, 2003

                                    Nine months ended        Year ended
                                   September 30, 2003    December 31, 2002
Funds from Operations:
   Net income                            $  2,961             $2,226
   Minority interest                          105                 92
                                         ----------------------------------
  Net income before minority
    interest                                3,066              2,318
  Adjustments to derive funds
    from operations:
     Add:
      Real estate depreciation
       and amortization:
          Consolidated entities             4,347              5,020
          Unconsolidated entities               -                758
                                         ----------------------------------
Funds from operations before
 allocation to minority interest            7,413              8,096
Funds from operations allocable
 to minority interest                        (272)              (361)
                                         ----------------------------------
Funds from operations
 attributable to the common
 shareholders                              $7,141             $7,735
                                         ==================================


     In the opinion of the Companys Management, all material adjustments necessary to reflect the effects of the preceding transactions have been made. The unaudited pro forma selected Funds From Operations data is presented for illustrative purposes only and is not necessarily indicative of what the actual financial position would have been had the transactions described above occurred on January 1, 2003 and January 1, 2002, respectively, nor does it purport to represent the future financial position of the Company. See Note 3-Restructuring Agreements for additional information on these agreements and transactions.



Results of Operations

     Three months ended September 30, 2003 compared with the three months ended September 30, 2002

     Revenues

     Rental revenues were $4.8 million and $3.9 million for the three months ended September 30, 2003 and 2002, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $3.7 million and $2.9 million, or 77 % and 75% of total rental revenues for the three months ended September 30, 2003 and 2002, respectively. The amounts and percentages for the three months ended September 30, 2003 are higher than the corresponding period in 2002 primarily due to the consolidation, as of September 30, 2002, of three entities in which the Company obtained a controlling interest where previously the Company held a 99% non-controlling interest. These entities generated $3.4 million of rental revenue, including $2.6 million from Meridian which is included in discontinued operations for the quarter ended September 30, 2003.

     Interest income from unconsolidated equity investees was $0.2 million for the quarter ended September 30, 2002. These amounts are no longer applicable following the consolidation of Meridian, Cabot and Cleveland during the third quarter of 2002, as the loans are eliminated during the consolidation process.

     Expenses

     Interest expense, which includes amortization of deferred financing costs of $102,000 and $89,000, was $2.1 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively. The increase is primarily due to the consolidation of previously unconsolidated entities. Of the increase, approximately $1.7 million represents interest expense incurred by those entities. This increase in interest expense was offset by lower LIBOR rates and lower balances on other debt during 2003 as compared to the comparable period in 2002.

     Depreciation expense was $1.5 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively. This increase is due to the consolidation of previously unconsolidated entities during the third quarter of 2002.

     General and administrative expenses were $0.6 million in each of the three months ended September 30, 2003 and 2002.

     During the quarter the Company recognized a gain of $1.9 million from the extinguishment of the debt related to the Pennsburg property.

     Severance expense of $1.3 million was recorded for the quarter ended September 30, 2003 in connection with the resignation, on September 4, 2003, of D. Lee McCreary, Jr. from all his positions with the Company, including President and CEO.

    Discontinued operations for the three month period ended September
30, 2003 represents the operating results of the following properties:
Meridian 7, Harston Hall, Liberty Court, Phillipsburg, Pleasant View, Riverview Ridge and Willowbrook. These properties represent assets sold during the three month period ended September 30, 2003 or assets to be sold subject to the Genesis Master Agreement. Discontinued operations for the three month period ended September 30, 2002 represents the operating results of the properties listed above and the operating results of the Salisbury Medical Office Building. The Salisbury Medical Office Building was sold during March 2003. See Note 3- Restructuring Agreements for additional information on these agreements and transactions.

     Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

     Revenues

     Rental revenues were $14.2 million and $11.6 million for the nine months ended September 30, 2003 and 2002, respectively. Rental revenues attributable to Genesis and Genesis Equity Investees totaled $11.3 million and $8.7 million, or 80% and 75% of total revenues, respectively, for the nine months ended September 30, 2003 and 2002. The amounts and percentages for the nine months ended September 30, 2003 are higher than the corresponding period in 2002 primarily due to the consolidation during the third quarter of 2002 of three entities in which the Company obtained a controlling interest where it previously held a 99% non controlling interest. These entities generated $10.0 million of rental revenue during the nine months ended September 30, 2003, including $7.7 million from Meridian which is included in discontinued operations for the nine-month period ended September 30, 2003.

     Interest income from unconsolidated entities was $0.6 million for the nine months ended September 30, 2002. These amounts are no longer applicable following the consolidation of Meridian, Cabot and Cleveland during the third quarter of 2002, as the related loans are eliminated during the consolidation process.

     Other income was $0.2 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the company recognized a gain of $180,000 on the sale of shares acquired as satisfaction of a former tenants security deposit obligation under its lease of the Woodbridge facility to a privately held company, of which Mr. Walker is a principal stockholder.

     Expenses

     Property operating expenses were $0.9 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease is due to approximately $135,000 in expenses related to the Woodbridge lease termination, being recorded during the nine months ended September 30, 2002.

     Interest expense, which includes amortization of deferred financing costs of $317,000 and $243,000, was $6.2 million and $5.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $0.6 million is due to higher third party debt balances outstanding during the third quarter of 2003 as compared to the corresponding period in 2002 due to the consolidation of previously unconsolidated entities during the third quarter of 2002. The Bank Credit Facility, mortgages, notes payable and capital lease obligations decreased from $209.7 million at September 30, 2002 to $191.6 million at September 30, 2003. The weighted average interest rate on this outstanding third party debt increased slightly to 6.88% for the quarter ended September 30, 2003 from 6.8% for the quarter ended September 30, 2002. The Companys interest rate on the Guidance Line was 4.35% at September 30, 2003. The balance outstanding under the Guidance Line at September 30, 2003 was $5.0 million. The Companys interest rate on its variable rate mortgages was 4.125% (3.00% over the one-month LIBOR) at September 30, 2003 compared to 4.88% at September 30, 2002.

     Depreciation expense was $4.4 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. This increase is due to the consolidation of previously unconsolidated entities during the third quarter of 2002.

     General and administrative expenses were $2.0 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. This increase of $0.2 million results primarily from higher accounting, legal and other expense accruals associated with the implementation of certain governance initiatives of the Sarbanes-Oxley Act of 2002.

     Bad debt recovery for the nine months ended September 30, 2003 represents amounts previously deemed uncollectible of $0.9 million.

     During the nine months ended September 30, 2003 the Company recognized a gain of $1.9 million from the extinguishment of the debt on the Pennsburg property.

     Severance expense of $1.3 million was recorded for the quarter ended September 30, 2003 in connection with the resignation, on September 4, 2003, of D. Lee McCreary, Jr. from all his positions with the Company, including President and CEO.

     Income from discontinued operations was $0.5 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. During the third quarter of 2003, the Company entered into a definitive Master Agreement (the Agreement) with Genesis Health Ventures, Inc. (NASDAQ:GHVI; Genesis; after the spin-off, HealthCare) in connection with the Genesis spin-off of its ElderCare business. The Company noted that, if completed, the Agreement represents a significant restructuring of its transactions with Genesis. As a result of this definitive agreement, twelve properties have been classified as held for sale properties at September 30, 2003 and their respective financial results have been classified as part of discontinued operations for all time periods presented. Discontinued operations also include the operating results of the Salisbury Medical Office Building and Harston Hall, each of which was sold during the nine month periods ended September 30, 2003.

Liquidity and Capital Resources

     Net cash provided by operating activities was $10.0 million and $6.9 million for the nine months ended September 30, 2003 and 2002, respectively. This increase is primarily due to the receipt of $2.5 million related to the restructuring of certain lease agreements during August 2003, offset in part, by a $0.9 million recovery of amounts previously deemed uncollectible.

     Net cash provided by investing activities was $3.3 million and $1.0 million for the nine months ended September 30, 2003 and 2002. The increase was primarily due to the sale of the Harston Hall property which generated approximately $2.6 million in cash.

     Net cash used in financing activities was $16.5 million for the nine months ended September 30, 2003 compared to $5.3 million for the corresponding period in 2002. This increase is the primarily result of a $11.5 million principal payment on the mortgage of the Pennsburg and Harston Hall properties and distributions to shareholders of $2.5 million offset, in part by, a reduction in principal payments on the guidance line/bank credit facility of $3.8 million.

     On August 30, 2002, the Operating Partnership entered into the
Guidance Line Agreement.  ElderTrust guaranteed the Guidance Line.
Initial borrowings under the Guidance Line of approximately $3.1 million were used to pay off the Companys prior credit facility and to pay certain transaction and other costs. On October 30, 2003, the Company paid off the Guidance Line, which had an outstanding balance of $5.0 million as of September 30, 2003. The Company has $7.5 million of availability under the Guidance Line subject to lender approval and borrowing base limitations.

     In May, the Companys Board of Trustees authorized the sale of the Harston Hall property and reconfirmed the approval in July of 2003. On July 17, 2003 the Company borrowed $5.5 million on the Guidance Line in anticipation of selling the Harston Hall property and the subsequent pay -off of the mortgage loan on the Harston Hall and Pennsburg properties. On August 13, 2003 the Company restructured its lease transactions with Crozer/Genesis ElderCare Limited Partnership (Crozer) and satisfied its $14.0 million loan obligation secured by the Harston Hall and Pennsburg properties. Under the terms of the agreements:

     * The Harston Hall property was sold to Genesis Health Ventures, Inc. for $2.6 million;

     * The annual rent on the Pennsburg Manor property was reduced to $656,000 per year in exchange for a one-time payment by Genesis of $2.5 million; and

     * The leases for the Pennsburg, Chapel Manor and Belvedere properties were extended for approximately twelve years, and certain other changes were made to the leases, including but not limited to elimination and return of the security deposits, the addition of a lease coverage ratio test of at least 1.25:1 and the addition of lease guarantees by Genesis. Following Genesis proposed spin-off to its shareholders of its Eldercare business (HealthCare), the leases will be guaranteed by HealthCare.

     The $14.0 million non-recourse loan securing the Harston Hall and Pennsburg properties was also settled as a result of the above transaction. This loan was satisfied in full for a cash payment of $11.5 million, consisting of the $5.1 million received by the Company from Genesis, (consisting of the $2.6 million in proceeds from the Harston Hall sale and the $2.5 million related to the lease restructuring that closed in August 2003), $5.5 million obtained by the Company under its credit facility with Wachovia Bank and $0.9 million from cash held on its balance sheet. The Company recorded a gain of approximately $2.5 million corresponding to the amount of debt forgiven by the lender in the above transaction.

     The Company has a working capital deficit of $4.7 million at September 30, 2003.

     As of September 30, 2003, the Company had shareholders equity of $82.9 million and debt aggregating $191.6 million, which represents a debt to equity ratio of 2.31 to 1. The debt to equity ratio was 2.57 to 1 at December 31, 2002. The decrease in the debt to equity ratio was primarily due to a $21.2 million reduction in debt from December 31, 2002 to September 30, 2003.

     At September 30, 2003, the Companys third party indebtedness of $191.6 million consisted of $19.0 million in variable rate debt, $107.0 million in fixed rate debt and a capital lease obligation of $65.6 million. The weighted average annual interest rate on this debt was 6.9% at September 30, 2003. Based on interest rates at September 30, 2003, future quarterly debt service requirements approximate $4.3 million.

     Future increases in interest rates, as well as any defaults by tenants on their leases, could adversely effect the Companys cash flow and its ability to pay its obligations.

    Facilities owned by the Company and leased to tenants under percentage and minimum rent triple net leases require the lessee to pay substantially all expenses associated with the operation of such facilities. Facilities owned by the Company and subject to percentage and minimum rent leases represent approximately 96% of the Companys rental revenues at September 30, 2003. As a result of these arrangements, the Company does not believe it will be responsible for significant expenses in connection with the facilities during the terms of the leases. However, there can be no assurance the Company will not be responsible for significant expenses of its leased properties in the event one or more of its lessees default on their leases with the Company.

Contractual Obligations and Commercial Commitments

     The following table represents the Companys contractual obligations as of September 30, 2003 (amounts in thousands):

                                           Payments due by period:
                                      Less than  1 to 2  3 to 4   5 years
                                Total  1 year     years   years  and after
                              --------------------------------------------
Long-term debt                $191,640  $8,621  $22,174  $6,784  $ 154,061
Operating lease                    653     166      173     178        136
                              --------------------------------------------
Total contractual obligations $192,293  $8,787  $22,347  $6,962   $154,197
                              ============================================

     As of September 30, 2003, the Companys commercial commitments consisted of the following:

     * The Company provided two letters of credit aggregating $1.0 million in connection with the Woodbridge and Highgate debt documents.

     * The Company entered into an agreement in 1998 with respect to the NDNE properties (collectively, ET Sub-Vernon, Cabot and Cleveland) that allows all deductions for depreciation and low income housing tax credits (LIHTC) on the NDNE properties to be allocated to the holders of the Class
C (LIHTC) Units of limited partnership interest of the Operating Partnership through 2012. The agreement further states that, in the event that prior to December 31, 2012, the Operating Partnership either disposes of all or any portion of their interests in the NDNE properties or takes any other action with respect to the NDNE properties that causes the qualified basis to be less than the amount thereof on the date of purchase and solely by reason of such disposition or other action all or any part of the LIHTCs actually allowed to the holders of the Class C (LIHTC) Units are subject to recapture pursuant to Section 42(j) of the Internal Revenue Code, the Company shall pay to such holders of the Class C (LIHTC) Units cash in an amount equal to the credit recapture amount, if any, payable by the holders of the Class C (LIHTC) Units solely as the result of such disposition or other action. The Company also covenanted that, in the event that prior to December 31, 2013, the Operating Partnership either disposes of all or any portion of the Companys interest in the NDNE properties or takes any other action with respect to the NDNE properties that causes the holders of the Class C (LIHTC) Units to have to recognize a recapture of all or any portion of the depreciation deductions that have been specially allocated to them, the Company shall pay to the holders of the Class C (LIHTC) Units cash in an amount equal to the excess of (a) 38% of such depreciation deductions that are required to be recaptured solely as the result of such disposition or other action over (b) the discounted present value of such amount, discounted from December 31, 2013 to the last day of the calendar year in which depreciation deductions are recaptured.
The transactions completed on October 24, 2003 under the Benchmark
Agreement did not trigger any obligations under this agreement.

Financial Covenants

     This section presents the material financial covenants to which the Company is subject to under our debt agreements and the degree to which the Company is in compliance with these covenants as of September 30, 2003. Management is not presenting these covenants and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about the Companys financial condition or results of operations. If we fail to comply with any of these requirements, then the related debt could become due and payable before its stated due date. These measures should only be used for the purposes of testing our compliance with our indebtedness requirements.

                                                        (in thousands)
                                                      September 30, 2003
                                                      ------------------

Total assets (per consolidated balance sheet)             $ 286,801
                                                      ------------------

Total liabilities (per consolidated balance sheet)        $ 200,389
                                                      ------------------
EBITDA, as defined in applicable debt agreements:
 Net income (loss) for the 12 months ended September
  30, 2003                                                  $ 1,535
  Add:  Nonrecurring items
     Loss on impairment of long-lived assets for the
        12 months ended September 30, 2003                    4,243
     Bad debt expense (recovery) for the 12 months
        ended September 30, 2003                               (894)
     Gain on sale of fixed assets for the 12 months
        ended September 30, 2003                               (241)
     Gain on debt restructuring for the 12 months
        ended September 30, 2003                             (2,475)
     Severance expense for the 12 months ended
        September 30, 2003                                    1,341
  Add:  Income taxes for the 12 months ended September
      30, 2003                                                   23
  Add:  Interest expense for the 12 months ended
      September 30, 2003                                     14,677
  Add:  Depreciation and amortization for the 12
      months ended September 30, 2003                        10,460
                                                      ------------------
EBITDA, as defined in applicable debt agreements            $28,669
                                                      ------------------

Consolidated indebtedness (per consolidated
   balance sheet)                                          $191,640
                                                      ------------------

Book value, as defined in applicable debt agreements:
  Total assets (per consolidated balance sheet)            $286,801
  Add:  Accumulated depreciation and amortization
        (per consolidated balance sheet)                     51,398
                                                      ------------------
Book value, as defined in applicable debt agreements       $338,199
                                                      ------------------

Interest expense excluding amortization of deferred
 financing costs for the 12 months ended September
 30, 2003                                                   $14,266
                                                      ------------------

Fixed Charges, as defined in applicable debt agreements:
  Interest expense excluding amortization of deferred
    financing costs for the 12 months ended September
    30, 2003                                                $14,266
  Lease expense for the 12 months ended September
    30, 2003                                                    166
  Current maturities of funded debt                           3,056
                                                      ------------------
  Fixed charges, as defined in applicable debt
    agreements                                              $17,488
                                                      ------------------

     The following table sets forth the material financial covenants to which we are subject under our indebtedness, and the degree to which we complied with those covenants as of September 30, 2003:

                                                       Actual Ratio/Test
                                         Required            as of
          Financial Covenant            Ratio/Test     September 30, 2003
-------------------------------------------------------------------------
Minimum tangible net worth
 (total assets  total liabilities)      $75.0 million       $86.4 million
Total leverage ratio
 (consolidated indebtedness/book value) Less than 65%        56.7%
Minimum interest coverage ratio
 (EBITDA/interest expense excluding
 amortization of deferred financing
 costs)                                 Greater than 1.75      2.01
Minimum fixed charge ratio
 (EBITDA/fixed charges)                 Greater than 1.50      1.64
EBITDA to interest expense
 (EBITDA/interest expense)(1)           Greater than 1.80      1.95

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


     The following table presents the Companys Funds from Operations for the periods presented below:


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
                                                  ($000s)
Funds from Operations:
  Net income                        $2,310   $  685    $2,665   $1,637
  Minority interest                     91       29       100       85
                                  --------------------------------------
  Net income before minority
    interest                         2,401      714     2,765    1,722

Adjustments to derive funds
  from operations:
   Add:
    Real estate depreciation
     and amortization:
       Consolidated entities         2,575    1,492     7,790    4,490
       Unconsolidated entities           -    1,122         -    3,367
    Loss on sale of real estate
     property                         (241)       -      (203)       -
                                  --------------------------------------
Funds from operations before
  allocation to minority interest    4,735    3,328    10,352    9,579
Funds from operations allocable
  to minority interest                (177)    (129)     (380)    (440)
                                  --------------------------------------
Funds from operations               $4,558   $3,199    $9,972   $9,139
                                  ======================================

Per diluted share:
  Net income                         $0.30    $0.09     $0.35    $0.21
  Minority interest                   0.01        -      0.01     0.01
                                  --------------------------------------
  Net income before minority
   interest                           0.31     0.09      0.36     0.22
Adjustments to derive funds
  from operations:
   Add:
    Real estate depreciation
     and amortization:
       Consolidated entities          0.33     0.19      1.01     0.58
       Unconsolidated entities           -     0.15         -     0.44
    Loss on sale of real estate
     property                        (0.03)       -     (0.03)       -
                                  --------------------------------------
Funds from operations before
 allocation to minority interest      0.61     0.43      1.34     1.24
Funds from operations allocable
 to minority interest                (0.02)   (0.02)    (0.05)   (0.06)
                                  --------------------------------------
Funds from operations attributable
 to the common shareholders          $0.59    $0.41     $1.29    $1.18
                                  ======================================

     The following table presents information from the Companys statements of cash flows for the periods presented:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
                                                 ($000s)
Other Data:
  Cash flow provided by
    operating activities            $3,141   $2,235    $9,966   $6,916
  Cash flow provided by
    investing activities             3,726      543     3,312      980
  Cash flow used in financing
    activities                      (9,034)    (617)  (16,495)  (5,336)

     The following is a summary of capital expenditures for the periods presented:


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
                                              (in thousands)
Recurring capital expenditures:
  Furniture, fixtures and equipment  $ 5     $  -      $   83   $  17
  Capital improvements                53       26         252      28
                                 --------------------------------------
                                      58       26         335      45
                                 --------------------------------------
  Major renovations                    -       24          27     189
                                 --------------------------------------
  Total capital expenditures         $58      $50        $362    $234
                                 ======================================

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

Summary Condensed Consolidated Financial Data of Genesis

     As leases with Genesis represent a significant portion of the Companys consolidated assets and revenues, the Company has included certain summary condensed consolidated financial data of Genesis for the periods discussed below. The summary condensed consolidated financial data of Genesis was taken from Genesis quarterly report on Form 10-Q for the quarter ended June 30 2003 as filed with the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

     The following table sets forth certain summary condensed consolidated financial data for Genesis as of and for the quarters ended June 30, 2003 and 2002.


                                  Three Months Ended   Nine Months Ended
                                       June 30,             June 30,
                                  ----------------------------------------
                                     2003     2002       2003    2002
                                  ----------------------------------------
                                        (unaudited, in thousands,
                                      except share and per share data)
Operations Data
--------------------------------
Net revenues                     $668,659  $628,058  $1,957,222 $1,857,923
Operating income before
 restructuring and capital costs   49,264    48,576     152,731    167,607
Net gain from break-up fee and
 other settlements                      -      (229)    (11,337)   (21,907)
Debt restructuring and
 reorganization costs                   -     2,570           -      4,270
Depreciation and amortization      16,622    15,077      48,817     44,387
Lease expense                       6,879     6,971      20,782     20,055
Interest expense, net               9,848     9,459      30,657     31,386
                                ------------------------------------------

Income before income taxes,
 minority interest and equity
 in net income of unconsolidated
 affiliates                        15,915    14,728      63,812     89,416
Income tax (benefit)                2,154    (4,567)     20,834     24,562
                                ------------------------------------------
Income before minority interest
 and equity in net loss of
 unconsolidated affiliates         13,761    19,295      42,978     64,854
Equity in net income (loss) of
 unconsolidated affiliates            569        99       1,161        490
Minority interest                  (1,272)     (592)     (3,567)    (1,344)
                                ------------------------------------------
Net income from continuing
 operations before preferred
 stock dividends                   13,058    18,802      40,572     64,000
Preferred stock dividends             660       656       2,009      1,916
                                ------------------------------------------
Net income (loss) from
 continuing operations             12,398    18,146      38,563     62,084
Loss from discontinued operations   5,926       693      15,490      4,089
                                ------------------------------------------

Net income available to common
 shareholders                      $6,472   $17,453     $23,073    $57,995
                                ==========================================

Per common share data:
 Basic:
  Income from continuing
    operations                      $0.31    $0.44        $0.94      $1.51
  Loss from discontinued
    operations                     ($0.15)  ($0.02)      ($0.38)    ($0.10)
  Net income                        $0.16    $0.42        $0.56      $1.41
  Weighted average shares    40,097,289  41,341,830  41,135,170  41,211,603

 Diluted:
  Income from continuing
   operations                       $0.31    $0.43        $0.94      $1.48
  Loss from discontinued
   operations                      ($0.15)  ($0.02)      ($0.38)    ($0.10)
  Net income                        $0.16    $0.42        $0.56      $1.38
  Weighted average shares
   income from continuing
   operations                42,370,934 43,470,082  43,378,463  43,339,666
  Weighted average shares
   net income                40,097,289 43,470,082  41,135,170  43,339,666
_______________

                                        June 30,           September 30,
                                      ------------------------------------
                                          2003                  2002
                                      ------------------------------------
                                       (unaudited, dollars in thousands)
       Balance Sheet Data
--------------------------------------
  Working capital                          $ 418,627         $ 449,006
  Total assets                             1,907,635         1,989,495
  Long-term debt                             575,702           648,939
  Shareholders equity                        906,902           914,123

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

     For fixed rate debt, changes in interest rates generally affect the fair market value of the underlying indebtedness, but not earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity without premium. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. The carrying value of the Companys fixed rate mortgages, bonds and note payable at September 30, 2003 is $107.0 million. The fair value of fixed rate debt is approximately $115.6 million at September 30, 2003.

     For variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. The weighted average interest rate on variable rate mortgages including the Guidance Line at September 30, 2003 was 4.18%. Assuming the variable rate mortgage balances outstanding at September 30, 2003 of $19.0 million remain constant each one percentage point increase in interest rates would result in a increase in interest expense for the next twelve months of approximately $190,000.

     The Company may borrow additional money with variable interest rates in the future. Increases in interest rates, therefore, would result in increases in interest expense, which could adversely affect the Companys cash flow and its ability to pay its obligations.

ITEM 4.  Controls and Procedures

     Our acting principal executive officer and principal financial officer, Michael R. Walker, evaluated as of September 30, 2003 the effectiveness of the design and operations of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. As a result of this evaluation, Mr. Walker concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM  6.   Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits filed with this report are listed in the exhibit index on page 31.

(b)	Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended September 30, 2003:

   Date of Filing            Items Reported/Financial Statements Filed
   --------------            -----------------------------------------

   July 11, 2003             Item 5. Other Event, non-binding letter
                             of intent entered into with Genesis
                             regarding restructuring

   July 29, 3003             Item 9. Regulation FD Disclosure

   September 23, 2003        Item 5. Other Event, Michael R. Walker
                             appointed acting Chief Executive Officer and President of ElderTrust, and D. Lee
                             McCreary, Jr. separation agreement.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2003.


                                   ELDERTRUST


                                   /s/ Michael R. Walker
                                   ------------------------------------
                                   Michael R. Walker
                                   Acting President, Chief Executive
                                   Officer, Chief Financial Officer,
                                   Treasurer and  Secretary (Acting
                                   Principal Financial and Accounting
                                   Officer)

                             EXHIBIT INDEX

Exhibit No.       Description
-----------      -------------------------------------------------------
10.29+           D. Lee McCreary, Jr. severance agreement
10.30+           Michael R. Walker compensation agreement
10.31	           Genesis Master Agreement including exhibits
11.1             Computation of basic and diluted earnings per share
31.1             Rule 13a-14(a)/15d-14(a) certifications
32.1             Written Statement of Chief Executive Officer and Chief
                 Financial Officer Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

+ Represents a management contract or compensatory plan, contract or arrangement.

EXHIBIT 11.1


                   COMPUTATION OF BASIC AND DILUTED
                      NET INCOME PER SHARE FOR
         THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     The following calculation is submitted in accordance with requirements of the Securities Exchange Act of 1934:


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  --------------------------------------
                                     2003     2002       2003    2002
                                  --------------------------------------
Basic net income per share:
----------------------------------
Weighted average common shares
  outstanding                       7,722    7,435      7,678   7,378
                                   =====================================

   Income from continuing
     operations                      $877     $216     $2,164    $522
   Basic income per share from
     continuing operations per
     share                          $0.11    $0.03      $0.28   $0.07

   Income from discontinued
     operations                    $1,433     $469       $501  $1,115
   Basic income per share from
     discontinued operations        $0.19    $0.06      $0.07   $0.15

   Net income                      $2,310     $685     $2,665  $1,637
   Basic net income per share       $0.30    $0.09      $0.35   $0.22


Diluted net income per share:
----------------------------------
Weighted average common shares
  outstanding                       7,722    7,435      7,678   7,378

Common stock equivalents - stock
  options and warrants                 48      306         31     323
                                  -------------------------------------
Total weighted average number
  of diluted shares                 7,770    7,741      7,709   7,701
                                  =====================================

  Income from continuing
    operations                       $877     $216     $2,164    $522
  Diluted income per share from
   continuing operations            $0.11    $0.03      $0.28   $0.07

  Income from discontinued
    operations                     $1,433     $469       $501  $1,115
  Diluted income per share from
   discontinued operations          $0.19    $0.06      $0.07   $0.14

  Net income                       $2,310     $685     $2,665  $1,637
  Diluted net income per share      $0.30    $0.09      $0.35   $0.21


EXHIBIT 31.1

CERTIFICATIONS

I, Michael R. Walker, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15

   (e)) for the registrant and have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

   (b) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

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


Date:	November 14, 2003	                  /s/ Michael R. Walker
      -----------------                   -----------------------------
                                          Michael R. Walker
                                          Acting President, Chief
                                          Executive Officer, Chief
                                          Financial Officer, Treasurer
                                          and Secretary



EXHIBIT 32.1

Written Statement of Chief Executive Officer and Chief Financial Officer
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned acting Chief Executive Officer and Chief Financial Officer of ElderTrust (the Company), certifies that, to his knowledge, on the date hereof:

(a) the Form 10-Q of the Company for the quarter ended September 30, 2003 filed on November 14, 2003 with the Securities and Exchange
Commission (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 14, 2003                          /s/ Michael Walker
_____________________                      ____________________________
Date                                       Michael Walker
                                           Acting President, Chief
                                           Executive Officer, Chief
                                           Financial Officer, Treasurer
                                           and Secretary